Form 10QSB
period 2001-09-30
NEXLE CORP
filed 2001-11-19
CIK 1157850

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-27314


                              NEXLE CORPORATION
                (Name of small business issuer in its charter)

        Delaware		 		        52-2303874
State or jurisdiction of		   (I.R.S. Employer Identification No.)
incorporation or organization)

3250 Hatch Road, Cedar Park, Texas	    			78613
_________________________________________________	__________________
(Address of principal executive offices)		     (Zip Code)

 		       	       512 	219	3277
Issuer's telephone number, (_________) ____-_____

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS.
YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
16,848,000 SHARES, $.0001 PAR VALUE,
OF COMMON STOCK, WERE OUTSTANDING AS OF NOVEMBER 15, 2001



NEXLE CORPORATION

TABLE OF CONTENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
PART I - FINANCIAL INFORMATION PAGE


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Balance Sheets as of September 30, 2001 (Unaudited)......        	3
     and December 31, 2000

Statements of Operations for the three months ......             	4
     ended September 30, 2001 and 2000 (Unaudited) and the nine months ended September 30, 2001 and 2000 (Unaudited)

Statements of Stockholder's Equity for the nine months ended
     September 30, 2001 (Unaudited)  .....				6

Statements of Cash Flows for the nine months ended
     September 30, 2001 and 2000 (Unaudited) .....			7

Notes to Financial Statements (Unaudited) ......                 	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF ........         	13
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ...............................        	15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ............   	15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ......................   	15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...  	15

ITEM 5. OTHER INFORMATION ....................................   	15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K   ...................   	15

Index to Exhibits............................................. 		16



NEXLE CORPORATION
(A Development Stage Company)
BALANCE SHEETS
As of September 30, 2001 (Unaudited) and December 31, 2000


							September	December
							30, 2001	31, 2000
ASSETS
	Cash and cash equivalents		      $	13,219 		-
	Accounts receivable, related parties 		1,810 		-
	Accounts receivable trade, net			-   		-
	Investment securities				8,350
	Prepaid expenses				-   		-
		Current Assets				23,379 		-
	Property and equipment, net (Note 4)		3,920 		-
	Other assets					-   		-
	TOTAL ASSETS				      $	27,299 		-

LIABILITIES AND STOCKHOLDERS' EQUITY
	Accounts payable			      $	- 		-
	Accrued compensation expense			-   		-
	Accrued expenses				-   		-
		Current liabilities			-		-

	Note Payable, related parties (Note 9)		44,954 		954
		TOTAL LIABILITIES			44,954 		954

	STOCKHOLDERS' EQUITY
	Common Stock, Par value $.0001 per share,
		50,000,000 shares authorized,
		16,848,000 shares issued and
		outstanding at September 30, 2001 and
		15,000,000 shares issued and
		outstanding at
		December 31, 2000			1,685 		1,500
	Additional Paid In Capital			-   		-
	Deficit Accumulated During the
		Development Stage			(19,340)	(2,454)
	 	STOCKHOLDERS' EQUITY			(17,655)	(954)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	      $	27,299 		-


See accompanying notes.

NEXLE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2001
and Three Months Ended September 30, 2000




						Three Months    Three Months
						Ended 		Ended
						September 30, 	September 30,
						2001	 	2000

REVENUES (Note 11)
	Sales of investments			33,955 		-
	Cost of investments sold		33,417		-
		Realized gain (loss) 		537
	                  -
	Unrealized gain (loss) on investments
		held		  		-         	-
		Gain (loss) on investments	-		-
	Interest income				53 		-
	Other income				 -   		-
					      $	590		-

OPERATING COSTS AND EXPENSES
	Payroll and related expenses		-   		-
	Telephone Costs				39   		-
	Occupancy Costs				2,620
	Professional fees			8,400
	Selling, General, and
		administrative costs 		1,701		483
	Depreciation and Amortization		28
	Total Operating Costs and Expenses	12,788 		483

INCOME BEFORE INCOME TAXES			(12,198)	(483)

INCOME TAX EXPENSE (BENEFIT) (Note 5)		-
	                  -

NET INCOME (LOSS)			      $	(12,198)	(483)


EARNINGS PER SHARE			      $	0.00		0.00

See accompanying notes and independent auditors' report.

NEXLE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2001
and Three Months Ended September 30, 2000




						Nine Months     Nine Months
						Ended 		Ended
						September 30, 	September 30,
						2001	 	2000

REVENUES (Note 11)
	Sales of investments			90,175 		-
	Cost of investments sold		79,872		-
		Realized gain (loss) 		10,303
	                  -
	Unrealized gain (loss) on investments
		held		  		-         	-
		Gain (loss) on investments	-		-
	Interest income				162 		-
	Other income				 -   		-
					      $	10,465		-

OPERATING COSTS AND EXPENSES
	Payroll and related expenses		-   		-
	Telephone Costs				39   		-
	Occupancy Costs				6,550
	Professional fees			18,400
	Selling, General, and
		administrative costs 		2,093		483
	Depreciation and Amortization		84
	Total Operating Costs and Expenses	27,166 		483

INCOME BEFORE INCOME TAXES			(16,701)	(483)

INCOME TAX EXPENSE (BENEFIT) (Note 5)		-
	                  -

NET INCOME (LOSS)			      $	(16,701)	(483)


EARNINGS PER SHARE			      $	0.00		0.00

See accompanying notes and independent auditors' report.

NEXLE CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY
Nine Months Ended September 30, 2001




Capital	Earnings (Deficit) Accumulated During the Development Stage

			      Common Stock
							   Earnings
							   (Deficit)
							   Accumulated
						Additional During the
			Number of		Paid-In	   Development
			Shares		Amount	Capital    Stage         Total

Balance at
December 31, 2000	15,000,000    $	1,500	    -	   (2,454)	(954)
Additional shares
issued to Non-founders	1,848,000 	 185 		     (185)	   -
Net income (loss)	      -   	   -   	    -  	   (16,701)	(16,701)

Balance at
September 30, 2001     16,848,000     $ 1,685 	    -     (19,340)      (17,655)



See accompanying notes and independent auditors' report.

NEXLE CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2001 and 2000


						Nine Months    	Nine Months
						Ended 		Ended
						September 30, 	September 30,
						2001	 	2000

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)				$(16,701)		(483)
     Adjustments to reconcile net income (loss)
	to net cash provided by
	operating activities:
		Depreciation and amortization		84 		  -
		(Increase) decrease in:
			Accounts receivable	   (1,810)   		  -
			Prepaid expenses		-   		  -
			Investment securities	   (8,350)   		  -
		Increase (decrease) in:
			Accounts payable and
			accrued expenses		-   		  -
						 (10,076)		  -
NET CASH PROVIDED (USED) BY
	OPERATING ACTIVITIES			 (26,777)		(483)

CASH FLOWS FROM INVESTING ACTIVITIES
	Acquisition of equipment		  (4,004)		  -
						  (4,004)		  -
CASH FLOWS FROM FINANCING ACTIVITIES
	Repayments on notes payable,
		related parties			 (47,000)	          -
	Borrowings on notes payable,
		related parties			   91,000 		 483
						   44,000 		 483

		NET INCREASE (DECREASE) IN CASH	   13,219 		  -

CASH AT BEGINNING OF PERIOD				-   		  -

CASH AT END OF PERIOD				$  13,219 		  -

SUPPLEMENTAL DISCLOSURE
	Income taxes paid			$	-   		  -
	Interest Paid				$	-   		  -

See accompanying notes and independent auditors' report.

NEXLE CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

(1) ORGANIZATION AND BACKGROUND

Organization

Nexle Corporation, a Delaware Corporation, was formed in 1998 as Integrative Technologies Corporation. Integration Technologies Corporation changed its name to Nexle Corporation in April 2001.

Development Stage Company

The Company is a development stage company, as defined in the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned operations have commenced, an immaterial amount of revenue has been realized.

Nature of Operations

The Company is a development stage company and has not experienced significant operations since its formation. The Company intends to utilize a propriety methodology to trade commodities futures contracts and their derivatives. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the issuance of stock.

The accounting and reporting policies of Nexle Corporation conform to generally accepted accounting principles (GAAP) and to general practices within the commodities trading industry. The following summarizes the more significant of these policies.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements
The financial statements include the accounts of Nexle Corporation
("the Company") as of and for the nine months ended September 30, 2001 and the period from Inception (March 18, 1998) through December 31, 2000.

Revenue Recognition

The Company will primarily generate revenues from commodities and equity securities trading activity. The Company records the gross proceeds from the sale of commodities contracts, their derivatives, and equity securities as gross revenue from sales of investments and records the historical cost of the related investments as cost of investments sold.
The Company intends to be involved in the trading of commodities contracts, their derivatives, and equity securities and will recognize the change in market values of the investments as unrealized gain (loss) on investments.

NEXLE CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock options

Stock that is issued for services rendered is recorded at the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Credit Policy

In conjunction with the valuation of its financial instruments, the Company provides reserves for credit risks associated with such activity. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition, collateral requirements under certain circumstances and the use of standardized agreements, which allow for the netting of positive and negative exposures associated with a single counterparty.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. These financial instruments potentially subject the Company to concentrations of credit risk. The Company minimizes this risk by dealing with major financial institutions that have high credit ratings.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is included in the statement of income.

Commodities Contracts

The Company accounts for commodities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138, and the Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

NEXLE CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Computer Software

Direct costs of materials and services consumed in developing or obtaining software, including payroll and payroll-related costs for employees who are directly associated with and who devote time to the software project are capitalized. Costs may begin to be capitalized once the application development stage has begun. All other costs are expensed as incurred. The Company amortizes the costs on a straight-line basis over the useful life of the software. Impairment is evaluated based on changes in the expected usefulness of the software. The Company has not capitalized any computer software development costs as of September 30, 2001.

Federal Income Taxes

Income taxes are accounted for under the asset and liability method.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset in which the Company is not able to determine on a more likely than not basis that the deferred tax asset will be realized.

Earnings Per Share

Basic earnings per share are computed based upon the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

New Accounting Pronouncements
In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 must be applied to all derivative instruments and certain derivative instruments embedded in hybrid instruments and requires that such instruments be recorded in the balance sheet either as an asset or liability measured at its fair value through earnings, with special accounting allowed for certain qualifying hedges. The Company adopted SFAS No. 133 as of January 1, 2001.

NEXLE CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(3) INCOME TAXES

There was no Federal or state income tax expense for the period from inception through December 31, 2000 or for the nine months ended September 30, 2001.

There were no significant deferred tax assets or liabilities at September 30, 2001 or December 31, 2000.

(4) RELATED PARTY TRANSACTIONS

The Company is party to transactions with affiliates through common ownership in the normal course of business. Some of the more significant related party transactions follow:

The Company entered into an informal agreement with three of its shareholders to provide assistance to the Company in the formation of its corporate structure and to use their contacts in assisting with the development of a public market for the Company's common stock. The shareholder employees have not received any compensation to date for their efforts.

The Company has a note payable agreement with certain shareholders that allows for advances up to a cumulative $47,954 in outstanding principal balance. The note payable has an unpaid principal balance of $44,954 at September 30, 2001 and $954 at December 31, 2000. The outstanding principal, if not paid earlier, is due and payable on December 31, 2002. The note is unsecured and non-interest bearing. At the option of the Company or the note holders the notes payable can be converted into restricted common stock of the Company at $0.10 per share.

(5) CONCENTRATIONS

The Company has customer concentrations (revenue in excess of 10% of total revenue) with certain customers for the nine months ended September 30, 2001 as follows: The substantial amount of the Company's revenues came from the sale of equity securities (publicly traded common stock) of two companies.

In the future the Company intends to concentrate its investments in commodities in gas contracts and their derivatives. The Company may enter into contracts with a limited number of counterparties. This concentration of counterparties may impact the Company 's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Based on the Company 's policies, its exposures and its credit reserves, the Company does not anticipate a materially adverse effect on financial position or results of operations as a result of counterparty nonperformance.

NEXLE CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(6) GOING CONCERN

From the date of inception to September 30, 2001, the Company has yet to commence receiving a material amount of revenue and has generated insufficient income from operations from operating activities which raise substantial doubt about its ability to continue as a going concern.

Management will work to establish a niche for its commodities trading activities that will generate significant revenues, and cash flows to support operations.

The Company's ability to continue as a going concern is dependent upon achieving profitable operations, and obtaining additional funding from current shareholders, officers, and note holders of the Company.

There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT DISCUSSION OF ANALYSIS OF CONDITION OR PLAN OF OPERATIONS
	We have established as our goal the generation of revenue via trading ofCommodities Futures Contracts, Related Securities and their Derivatives.

	We have completed the first phase of development of our proprietary technology and methodology and began actual trading on a small scale basis in August of 2001. Our first efforts will be focused on the Natural Gas Market and we expect to branch into trading in other energy related markets as quickly as possible. We also intend to trade equity securities.

	Nexle has moved into new office space in the Austin Texas area in April, 2001 and we started the engineering and construction of our new Multi-Processor computer and expect this new system to grow and expand with the complexities of the computer models that we run.

Results of Operations

Three months ending September 2001 vs. three months ending September 2000.

	For the three months ending September 30, 2001, Nexle Corporation generated revenues of $33,955 and had realized gains of $537 from the sale of equity securities. For the three months ending September 30, 2000, Nexle Corporation did not generate revenues nor did it have sales. General, administrative, legal and payroll expenses totaled $ 12,788 for the current period versus $ 483 for the previous period. Nexle also earned $ 53 of interest income from funds held in a money market account.

Nine months ending September 2001 vs. nine months ending September 2000.

	For the nine months ending September 30, 2001, Nexle Corporation generated revenues of $90,175 and had realized gains of $10,303 from the sale of equity securities. For the nine months ending September 30, 2000, Nexle Corporation did not generate revenues nor did it have sales. General, administrative, legal and payroll expenses totaled $27,166 for the current period versus $483 for the previous period. Nexle also earned $ 162 of interest income from funds held in a money market account.

Liquidity and Financial Resources

	We have not generated net profits since our inception in 1998. At the end of September, 2001 we incurred a total debt of $44,954 from the five principal stockholders; we can issue restricted shares at a value of $0.10 (449,540 shares) to repay the debt. We currently have total liquid assets of $21,569.

	We are of the opinion that the 5 principal shareholders will loan us $300,000 to $600,000 over the next 3-6 months along similar terms with the value of the share price to be as a percentage of the current market price. We cannot guarantee that we can raise enough money to be successful in our trading efforts nor can we guarantee that even if we were successful in raising the necessary capital from our principal stockholders or other sources for that matter that our trading model will be successful.

Forward-looking Information

	Certain statements in this document are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. The words "expect" "anticipate" and similar words or expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

 PART II- OTHER INFORMATION
ITEM 1-LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Since 1998, the Company has issued an aggregate of 15,000,000 restricted and 1,848,000 registered securities.
On October 29, 2001, the Company's Registration Statement on Form 10SB
(SEC FILE NUMBER:000-33125) (the "Form 10SB"), was declared effective by the U.S. Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None.

EXHIBITS
Index to Exhibits


--------------------------------------------------------------------------------
         EXHIBITS
      SEC REFERENCE         TITLE OF DOCUMENT                     LOCATION
         NUMBER
--------------------------------------------------------------------------------

           11           Statement re: Computation              This Filing Page
                        of per share earnings
--------------------------------------------------------------------------------

SIGNATURES

	In accordance with Section 12 of the Securities Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

		(Registrant)		NEXLE CORPORATION



Date November 15, 2001			By /s/Darrell W. McEver
					Darrell W. McEver, President and
					Chairman of the Board of Directors



Date November 15, 2001			By /s/John R. Barnard
					John R. Barnard
					Senior Vice President