Form 10QSB
period 2001-12-31
NEXLE CORP
filed 2002-02-27
CIK 1157850

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
16,848,000 SHARES, $.0001 PAR VALUE,
OF COMMON STOCK, WERE OUTSTANDING AS OF February 15, 2002




NEXLE CORPORATION

TABLE OF CONTENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
PART I - FINANCIAL INFORMATION PAGE


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Balance Sheets as of December 31, 2001 (Unaudited)................  3
     and June 30, 2001

Statements of Operations for the three months ....................  4 ended December 31, 2001 and 2000 (Unaudited) and the six months ended December 31, 2001 and 2000 (Unaudited)

Statements of Stockholder's Equity for the six months ended
     December 31, 2001 (Unaudited)  ..............................  6

Statements of Cash Flows for the six months ended
     December 31, 2001 and 2000 (Unaudited) ......................  7

Notes to Financial Statements (Unaudited) ........................  8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF ..................  13
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ........................................  15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ................  15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..........................  15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......  15

ITEM 5. OTHER INFORMATION ........................................  15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K   .......................  15

Index to Exhibits.................................................  16





NEXLE CORPORATION
(A Development Stage Company)
BALANCE SHEETS
As of December 31, 2001 (Unaudited) and June 30, 2001


                                                    December      June
                                                    31, 2001    30, 2001
ASSETS
    Cash and cash equivalents                       $ 23,703       9,053
    Accounts receivable, related parties              44,046       1,810
    Accounts receivable trade, net                         -           -
    Investment securities                                  -           -
    Prepaid expenses                                       -           -
        Current Assets                                67,749      10,863
    Property and equipment, net                        2,520       1,944
    Other assets                                           -           -
    TOTAL ASSETS                                    $ 70,269      12,807

LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                                $  1,310       1,310
    Accrued compensation expense                           -           -
    Accrued expenses                                       -           -
        Current liabilities                            1,310       1,310

    Note Payable, related parties (Note 4)           111,432       16,954
        TOTAL LIABILITIES                            112,742       18,264

	STOCKHOLDERS' EQUITY
	Common Stock, Par value $.0001 per share,
		50,000,000 shares authorized,
		16,848,000 shares issued and
		outstanding at December 31, 2001 and
            June 30, 2001                              1,685       1,685
    Additional Paid In Capital                             -           -
	Deficit Accumulated During the
        Development Stage                            (44,158)     (7,142)
        STOCKHOLDERS' EQUITY                         (42,473)     (5,457)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 70,269      12,807


See accompanying notes.

NEXLE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2001
and Three Months Ended December 31, 2000




                                            Three Months    Three Months
                                            Ended           Ended
                                            December 31,    December 31,
                                            2001            2000

REVENUES (Note 11)
    Sales of investments                        421,666               -
    Cost of investments sold                    436,675               -
        Realized gain (loss)                    (15,009)              -
	Unrealized gain (loss) on investments
        held                                          -               -
        Gain (loss) on investments                    -               -
    Interest income                                   -               -
    Other income                                      -               -
                                              $ (15,009)              -

OPERATING COSTS AND EXPENSES
    Payroll and related expenses                      -               -
    Telephone Costs                                 531               -
    Occupancy Costs                               3,930               -
    Professional fees                               750               -
	Selling, General, and
        administrative costs                      3,145             483
    Depreciation and Amortization                   236               -
    Total Operating Costs and Expenses            8,592             483

INCOME BEFORE INCOME TAXES                      (23,601)           (483)

INCOME TAX EXPENSE (BENEFIT) (Note 5)                 -               -


NET INCOME (LOSS)                             $ (23,601)           (483)


EARNINGS PER SHARE                             $ (0.001)            0.00

See accompanying notes and independent auditors' report.

NEXLE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Six Months Ended December 31, 2001
and Six Months Ended December 31, 2000




                                            Six Months      Six Months
                                            Ended           Ended
                                            December 31,    December 31,
                                            2001            2000

REVENUES (Note 11)
    Sales of investments                        455,621               -
    Cost of investments sold                    470,093               -
        Realized gain (loss)                    (14,471)              -

	Unrealized gain (loss) on investments
        held                                          -               -
        Gain (loss) on investments                    -               -
    Interest income                                  53               -
    Other income                                      -               -
                                              $ (14,418)              -

OPERATING COSTS AND EXPENSES
    Payroll and related expenses                      -               -
    Telephone Costs                               1,100               -
    Occupancy Costs                               6,550               -
    Professional fees                            10,400               -
	Selling, General, and
        administrative costs                      4,284             483
    Depreciation and Amortization                   264               -
    Total Operating Costs and Expenses           22,598             483

INCOME BEFORE INCOME TAXES                      (37,016)           (483)
                                                                      -
INCOME TAX EXPENSE (BENEFIT) (Note 5)                 -


NET INCOME (LOSS)                             $ (37,016)           (483)


EARNINGS PER SHARE                            $  (0.002)            0.00

See accompanying notes and independent auditors' report.

NEXLE CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER'S EQUITY
Six Months Ended December 31, 2001




Capital	Earnings (Deficit) Accumulated During the Development Stage

                                    Common Stock
                                                         Earnings
                                                         (Deficit)
                                                         Accumulated
                                             Additional  During the
                       Number of             Paid-In     Development
                       Shares       Amount   Capital     Stage         Total

Balance at
June 30, 2001         16,848,000   $ 1,685       -       (7,142)      (5,457)
Net income (loss)            -         -         -      (37,016)     (37,016)


Balance at
December 31, 2001     16,848,000   $ 1,685       -      (44,158)     (42,473)



See accompanying notes and independent auditors' report.

NEXLE CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended December 31, 2001 and 2000


                                               Six Months      Six Months
                                               Ended           Ended
                                               December 31,    December 31,
                                               2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                            $(37,016)            (483)
     Adjustments to reconcile net income (loss)
	to net cash provided by
	operating activities:
        Depreciation and amortization                264                -
		(Increase) decrease in:
            Accounts receivable                        -                -
            Prepaid expenses                           -                -
            Investment securities                      -                -
		Increase (decrease) in:
			Accounts payable and
                  accrued expenses                     -                -
                                                     264                -
NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                         (36,752)            (483)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                        (840)               -
                                                    (840)               -
CASH FLOWS FROM FINANCING ACTIVITIES
	Repayments on notes payable,
        related parties                          (56,000)               -
	Borrowings on notes payable,
        related parties                          108,242              483
                                                  52,242              483

        NET INCREASE (DECREASE) IN CASH           14,650                -

CASH AT BEGINNING OF PERIOD                      $ 9,053                -

CASH AT END OF PERIOD                          $  23,703                -

SUPPLEMENTAL DISCLOSURE
    Income taxes paid                              $   -                -
    Interest Paid                                  $   -                -

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

Nature of Operations

The Company is a development stage company and has not experienced significant operations since its formation. Nexle has developed proprietary and confidential technology and methodologies to aid companies in predicting ongoing product demand and pricing. Nexle has just completed testing of it's U.S. Natural Gas Storage Delta Estimation Technology. Nexle can also tailor it's technologies to suit each client and expects to receive revenues from license royalties and service fees from each customer. The principal activities of the Company, from the beginning of the development stage, have been organizational matters, development of technology and the issuance of stock.

The accounting and reporting policies of Nexle Corporation conform to generally accepted accounting principles (GAAP) and to general practices within the commodities trading industry. The following summarizes the more significant of these policies.

The Company's plan of business primarily involves the development and licensing of technology and not the selling of Securities or Futures Commodities Contracts.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements
The financial statements include the accounts of Nexle Corporation
("the Company") as of and for the six months ended December 31, 2001 and the period from Inception (March 18, 1998) through June 30, 2001.

Revenue Recognition

Nexle has developed proprietary and confidential technology and methodologies to aid companies in predicting ongoing product demand and pricing. Nexle will tailor it's technologies to suit each client and expects to receive revenues from license royalties and service fees from each customer.
                       Page 8

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

NEXLE CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Computer Software

Direct costs of materials and services consumed in developing or obtaining software, including payroll and payroll-related costs for employees who are directly associated with and who devote time to the software project are capitalized. Costs may begin to be capitalized once the application development stage has begun. All other costs are expensed as incurred. The Company amortizes the costs on a straight-line basis over the useful life of the software. Impairment is evaluated based on changes in the expected usefulness of the software. The Company has not capitalized any computer software development costs as of December 31, 2001.

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

NEXLE CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(3) INCOME TAXES

There was no Federal or state income tax expense for the period from inception through June 30, 2001 or for the six months ended December 31, 2001.

There were no significant deferred tax assets or liabilities at December 31, 2001 or June 30, 2001.

(4) RELATED PARTY TRANSACTIONS

The Company is party to transactions with affiliates through common ownership in the normal course of business. Some of the more significant related party transactions follow:

The Company entered into an informal agreement with four of its shareholders to provide assistance to the Company in the formation of its corporate structure and to use their contacts in assisting with the development of a public market for the Company's common stock. The shareholder employees have not received any compensation to date for their efforts.

The Company has a note payable agreement with certain shareholders that allows for advances up to a cumulative $112,000 in outstanding principal balance. The note payable has an unpaid principal balance of $111,432 at December 31, 2001 and $16,954 at June 30, 2001. The outstanding principal, if not paid earlier, is due and payable on December 31, 2002. The note is unsecured and non-interest bearing. At the option of the Company or the note holders the notes payable can be converted into restricted common stock of the Company at $0.10 per share.

(5) CONCENTRATIONS

The Company has customer concentrations (revenue in excess of 10% of total revenue) with certain customers for the nine months ended September 30, 2001 as follows: The substantial amount of the Company's revenues came from the sale of equity securities (publicly traded common stock) of three companies.

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

NEXLE CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(6) GOING CONCERN

From the date of inception to December 31, 2001, the Company has yet to commence receiving a material amount of revenue and has generated insufficient income from operations from operating activities which raise substantial doubt about its ability to continue as a going concern.

Management will work to establish a niche for its technology product and services that will generate significant revenues, and cash flows to support operations.

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

MANAGEMENT DISCUSSION OF ANALYSIS OF CONDITION OR PLAN OF OPERATIONS

	Nexle will develop proprietary and confidential technology and methodologies to aid companies in predicting ongoing product demand and pricing. Nexle will tailor it's technologies to suit each client and expects to receive revenues from license royalties and service fees from each customer. We are focusing our technologies and methodologies on certain types of products and markets, primarily natural gas and power products that are demand sensitive to weather. We have numerical weather models, running on our own clustered computing system that we can focus on any region or market on the planet. We then take that data and mesh it with other market data then develop specific algorithms to predict energy demand usage.

      Nexle has just completed Alpha testing of our U.S. Natural Gas Storage Delta Estimation Technology. This technology is available online now for client demonstrations.

Results of Operations

Three months ending December 2001 vs. three months ending December 2000.

	For the three months ending December 31, 2001, Nexle Corporation generated revenues from sales of investments of $421,666 and had realized losses of $15,009 from the sale of equity securities. Nexle generated no revenues from royalties of it's technology. For the three months ending December 31, 2000, Nexle Corporation did not generate revenues nor did it have sales. General, administrative, legal and payroll expenses totaled $ 8,592 for the current period versus $ 483 for the previous period. Nexle also earned $ 0 of interest income from funds held in a money market account.

Six months ending December 2001 vs. Six months ending December 2000.

	For the six months ending December 31, 2001, Nexle Corporation generated revenues from sales of investments of $455,621 and had realized losses of $14,471 from the sale of equity securities. Nexle generated no revenues from royalties of it's technology. For the six months ending December 31, 2000, Nexle Corporation did not generate revenues nor did it have sales. General, administrative, legal and payroll expenses totaled $ 22,598 for the current period versus $ 483 for the previous period. Nexle also earned $ 53 of interest income from funds held in a money market account.

Liquidity and Financial Resources

	We have not generated net profits since our inception in 1998. At the end of December, 2001 we incurred a total debt of $111,432 from three of the five principal stockholders; we can issue restricted shares at a value of $0.10 (1,114,320 shares) to repay the debt. We currently have total liquid assets of $26,325.

	We are of the opinion that the 5 principal shareholders will loan us $200,000 to $500,000 over the next 3-6 months along similar terms with the value of the share price to be as a percentage of the current market price. We cannot guarantee that we can raise enough money to be successful in our marketing efforts nor can we guarantee that even if we were successful in raising the necessary capital from our principal stockholders or other sources for that matter that our business model will be successful.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Nexle Corporation issued an 8k filing on Feb. 25, 2001 pertaining to management's change of the fiscal year from December 31 to June 30.

EXHIBITS
Index to Exhibits


-------------------------------------------------------------------------------
         EXHIBITS
      SEC REFERENCE         TITLE OF DOCUMENT                     LOCATION
         NUMBER
-------------------------------------------------------------------------------

           11           Statement re: Computation              This Filing Page
                        of per share earnings
-------------------------------------------------------------------------------

SIGNATURES

	In accordance with Section 12 of the Securities Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

		(Registrant)		NEXLE CORPORATION



Date February 25, 2002          By /s/Darrell W. McEver
                                Darrell W. McEver, President and
                                Chairman of the Board of Directors



Date February 25, 2002          By /s/John R. Barnard
                                John R. Barnard
                                Senior Vice President