Form 10QSB
period 2002-03-31
NEXLE CORP
filed 2002-05-20
CIK 1157850

EXHIBIT 11
NEXLE CORP.
CALCULATION OF EARNINGS PER SHARE
                                        Nine Months     Nine Months
                                        Ended           Ended
                                        March 31,       March 30,
                                        2002            2001
 BASIC:
Weighted average number of
    shares of  common stock             16,848,000      15,000,000

Net income (loss)                      $   (45,942)           (483)

BASIC EARNINGS PER SHARE:
Net income                             $   (0.003)            0.00
DILUTED:
Weighted average number of
    shares of  common stock             16,848,000      15,000,000

Net income (loss)                      $   (45,942)           (483)
DILUTED EARNINGS PER SHARE:
Net income                             $   (0.003)            0.00

                                                            WEIGHTED
                            2002           DAYS  DAYS IN    AVERAGE
                            SHARES ISSUED  O/S   PERIOD     SHARES
                            YTD:
Shares issued - 12/31/00      15,000,000     455   274    15,000,000
Shares issued - 4/1/01           100,000     332   274       100,000
Shares issued - 5/15/01        1,748,000     285   274     1,748,000

Outstanding for the nine months
  Ended March 31, 2002        16,848,000                  16,848,000