Form 10-Q
period 2003-09-30
SPRINGFIELD COMPANY, INC.
filed 2007-09-25
CIK 1157850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2003

[   ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-52945

SPRINGFIELD COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware

52-2303874

(State or other jurisdiction

(I.R.S. Employer

of incorporation or organization)

(Identification number)

3320 FM 359, Richmond, TX 77469

 (Address including zip code and telephone number, including area code, of registrant’s principal executive offices)

John M. King, President

3320 FM 359

Richmond, TX 77469

(832) 595-2374

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.  YES   Ö    NO

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at March 20, 2007 was 22,048,323.

Springfield Company, Inc.

Index

Part I.

Financial Information

Item 1. Financial Statements (Unaudited)

Page Number

Condensed Balance Sheets as of

September 30, 2003 and June 30, 2003

3

Condensed Statements of Income for the

Three Months Ended September 30, 2003 and 2002

4

Condensed Statements of Cash Flows for the

Three Months Ended September 30, 2003 and 2002

5

Notes to the Condensed Consolidated Financial Statements

6

Item 2.Management’s Discussion and Analysis of Financial Condition and

Results of Operations

7

Item3. Quantitative and Qualitative Disclosures About Market Risk

8

Item 4. Controls and Procedures

8

Part II.

Other Information

9

Item 1.

Legal Proceedings

Item 2.

Changes in Securities and Use of Proceeds

9

Item 3.

Defaults upon Senior Securities

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

Item 5.

Other Information

9

Item 6.

Exhibits and Reports on Form 8-K

10

Signatures

10

Part I.

Financial Information

Item 1. Financial Statements

Springfield Company, Inc.

Condensed Balance Sheets

(Unaudited)

September 30,

June 30,

2003

2003

Assets

Current Assets:

Cash and cash equivalents

$               -

$               -

Other current assets

                 -

                 -

Total current assets

                 -

                 -

Property and equipment, net

                 -

                 -

Subscriptions receivable

                  -

                 -

Total assets

$               -

$               -

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued expenses

$

-

$

-

Notes payable to related parties

                 -

                 -

Total current liabilities

               -

               -

Long-term debt, net of current portion

                 -

                 -

Total liabilities

               -

               -

Stockholders’ equity (deficit)

Common stock, $0.0001 par value, 50,000,000 shares

authorized, 16,848,000 shares issued

and outstanding, respectively

1,685

1,685

Additional paid-in capital

               -

               -

Accumulated deficit	(1,685)	(1,685)

Total stockholders’ equity

                 -

                 -

Total liabilities and stockholders’ equity

$              -

$              -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Income

(Unaudited)

Three Months Ended September 30,
2003	2002

Revenues

$              -

$              -

Cost of sales

               -

               -

Gross profit

               -

               -

Costs and operating expenses:

General & administrative expenses

               -

               -

Consulting fees

               -

               -

Employment expenses

               -

               -

Depreciation and amortization

               -

               -

Total operating expenses

               -

               -

Operating income (loss)

               -

               -

Other income (expense)

               -

               -

Income (loss) before income taxes

               -

               -

Provision for income taxes

               -

               -

Net income (loss)

$              -

$              -

Basic and diluted earnings (loss) per share:

Earnings (loss) per common share

$              -

$              -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended September 30,
2003	2002

Cash flows provided (used) by operating activities:

Net income (loss)

$              -

$              -

Adjustments to reconcile net income (loss) to net

cash used in operating activities

Depreciation and amortization

               -

               -

Compensation costs

               -

               -

(Increase) decrease in accounts receivable

               -

               -

Increase (decrease) in accounts payable

               -

               -

Net cash provided (used) by operating activities

               -

               -

Cash flows provided (used) by investing activities:

Issuance of subscriptions receivable

               -

               -

Net cash used by investing activities

               -

               -

Cash flows used by financing activities:

Proceeds from issuance of common stock

               -

               -

Borrowings from related party notes

               -

               -

Net cash provided by financing activities

               -

               -

Net increase (decrease) in cash

               -

               -

Cash and cash equivalents, beginning of period

               -

               -

Cash and cash equivalents, end of period

$              -

$              -

Supplemental disclosures:

Cash paid for federal income taxes

$              -

$              -

Cash paid for interest

$              -

$              -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note A – Basis of Presentation

The accompanying unaudited condensed financial statements of Springfield Company, Inc., formerly known as Nexle Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.  It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending June 30, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Note B – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no revenues sources since fiscal 2002 and a negative working capital, which raises substantial doubt about its ability to continue as a going concern.

The Company’s target market is the construction and sales of low cost housing.  The Company’s intent is to raise working capital through common stock offerings in an effort to continue its "Custom Homecraft Building Systems". The system operates under the idea of completing most, if not all, of the house in a "factory assembly building", then transporting the house in sections for final assembly and near immediate occupancy.  Present plans involve construction within about thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared.  The Company is in the development stage and currently has no sales.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

Note C– Subsequent Events - Common Stock Transactions

On March 7, 2005, the Company completed a 1 for 45 reverse stock split whereby the Company issues 1 new share of the Company’s “Springfield” common stock for every 45 shares of the Company’s originally issued shares under the name “Nexle”.  The reverse stock split resulted in the issuance of 498,322 new common shares (Note 2)

On March 28, 2005, the Company issued 5,950,000 common shares for consulting services rendered to the following individuals: 3,750,000 common shares to John M. King, 1,200,000 common shares to

Joseph Muese, and 1,000,000 common shares to Ronald Dominique.  The Company recorded $28,454 in consulting fees in conjunction with this transaction.

On March 23, 2005, the Company issued an aggregate 4,100,000 common shares to 2 accredited investors under a Securities Subscription Agreement for $0.10 per common share or $410,000.  In conjunction with the Securities Subscription Agreement, the Company issued Subscription promissory notes to the purchasers.  Terms of the promissory notes call for payment of the subscriptions at the time the Company is relisted on a national stock exchange.

On June 6, 2005, the Company issued 1,000,000 common shares to Belmont Partners LLC pursuant to the Common Stock Purchase Agreement (Note 2).

On June 10, 2005, the Company issued 10,000,000 common shares for consulting services rendered to the following individuals: 7,250,000 common shares to John M. King; 250,000 common shares to Elizabeth Velasquez; and 2,500,000 common shares to Ronald Dominique.  The Company recorded $47,821 in consulting fees in conjunction with this transaction.

On July 29, 2005, the Company issued an aggregate 400,000 common shares for consulting services rendered to an individual.  The Company recorded $1,800 in consulting fees in conjunction with this transaction.

On August 18, 2005, the Company issued 100,000 common shares to an accredited investor under a Securities Subscription Agreement for $0.10 per common share or $10,000.  In conjunction with the Securities Subscription Agreement, the Company issued a Subscription promissory note to the purchaser. Terms of the promissory note calls for payment of the subscriptions at the time the Company is relisted on a national stock exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved.  In assessing forward-looking statements included herein, readers are urged to carefully read those statements.  When used in the Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” and similar expressions are intended to be forward-looking statements.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circum-stances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.

Results of Operations

The Company has no revenues, no cash flows from operations and is funding its working capital needs from borrowings from related parties.  These factors raise substantial doubt about its ability to continue as a going concern.

The Company’s target market is the construction and sales of low cost housing.  The Company’s intent is to raise working capital through common stock offerings in an effort to continue its "Custom Homecraft Building Systems". The system operates under the idea of completing most, if not all, of the house in a "factory assembly building", then transporting the house in sections for final assembly and near immediate occupancy.  Present plans involve construction within about thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared.  The Company is in the development stage and currently has no sales.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

Capital Resources and Liquidity

Cash and cash equivalents were $-0- and $-0- at September 30, 2003 and 2002, respectively.  The Company had no cash flows, no operations and no assets.

To continue as a going concern, the Company has developed a low cost housing plan. The Company’s target market is the construction and sales of low cost housing.  The Company’s intent is to raise working capital through common stock offerings in an effort to continue its "Custom Homecraft Building Systems". The system operates under the idea of completing most, if not all, of the house in a "factory assembly building", then transporting the house in sections for final assembly and near immediate occupancy.  Present plans involve construction within about thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared.  The Company is in the development stage and currently has no sales.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for products and services and the level and intensity of competition in the housing industry.

Item 4. Controls and Procedures

The management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period.

In addition, the management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fourth fiscal quarter. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that there has been no change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.

Legal Proceedings

None.

Item 2.

Changes in Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Shareholders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8K

A.

Exhibits.

Exhibit 31 – Certification of John M. King, Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 32 – Certification of John M. King, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

B.  Reports on Form 8K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 31, 2007

SPRINGFIELD COMPANY, INC.

By: /s/ John M. King

John M. King

President, Chief Executive Officer

and Chief Financial Officer

10