Form 10-Q
period 2003-12-31
SPRINGFIELD COMPANY, INC.
filed 2007-09-25
CIK 1157850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended December 31, 2003

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

Page Number

Condensed Balance Sheets as of

December 31, 2003 and June 30, 2003

3

Condensed Statements of Income for the

Three Months Ended December 31, 2003 and 2002

4

Condensed Statements of Income for the

Six Months Ended December 31, 2003 and 2002

5

Condensed Statements of Cash Flows for the

Six Months Ended December 31, 2003 and 2002

6

Notes to the Condensed Consolidated Financial Statements

7

Item 2.Management’s Discussion and Analysis of Financial Condition and

Results of Operations

8

Item3. Quantitative and Qualitative Disclosures About Market Risk

9

Item 4. Controls and Procedures

9

Part II.

Other Information

10

Item 1.

Legal Proceedings

10

Item 2.

Changes in Securities and Use of Proceeds

10

Item 3.

Defaults upon Senior Securities

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

Item 5.

Other Information

10

Item 6.

Exhibits and Reports on Form 8-K

11

Signatures

11

Part I. Financial Information

Item 1. Financial Statements

Springfield Company, Inc.

Condensed Balance Sheets

(Unaudited)

December 31,

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

Three Months Ended December 31,
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

Six Months Ended December 31,
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

Six Months Ended December 31,
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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending June 30, 2004.

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

Capital Resources and Liquidity

Cash and cash equivalents were $-0- and $-0- at December 31, 2003 and 2002, respectively.  The Company had no cash flows, no operations and no assets.

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

President, Chief Executive Officer

and Chief Financial Officer

11