Form 10-Q
period 2004-03-31
SPRINGFIELD COMPANY, INC.
filed 2007-09-25
CIK 1157850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2004

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

Page Number

Condensed Balance Sheets as of

March 31, 2004 and June 30, 2003

3

Condensed Statements of Income for the

Three Months Ended March 31, 2004 and 2003

4

Condensed Statements of Income for the

Nine Months Ended March 31, 2004 and 2003

5

Condensed Statements of Cash Flows for the

Nine Months Ended March 31, 2004 and 2003

6

Notes to the Condensed Consolidated Financial Statements

7

Item 2.Management’s Discussion and Analysis of Financial Condition and

Results of Operations

9

Item3. Quantitative and Qualitative Disclosures About Market Risk

10

Item 4. Controls and Procedures

10

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

March 31,

June 30,

2004

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

Springfield Company, Inc.

Condensed Statements of Income

(Unaudited)

Three Months Ended March 31,
2004	2003

Revenues

$              -

$              -

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

Springfield Company, Inc.

Condensed Statements of Income

(Unaudited)

Nine Months Ended March 31,
2004	2003

Revenues

$              -

$              -

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

Springfield Company, Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended March 31,
2004	2003

Cash flows provided (used) by operating activities:

Net income (loss)

$              -

$              -

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending June 30, 2004.

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

Capital Resources and Liquidity

Cash and cash equivalents were $0 and $-0- at March 31, 2004 and 2003, respectively.  The Company had no cash flows, no operations and no assets.

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