Form 10-K
period 2004-06-30
SPRINGFIELD COMPANY, INC.
filed 2007-09-25
CIK 1157850

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-21956

SPRINGFIELD COMPANY, INC.

(Exact name of registrant as specified in its charter)

        Delaware

52-2303874

                                         (State or other jurisdiction

                 (I.R.S. Employer

                                      of incorporation or organization)

                Identification number)

3320 FM 359, Richmond, Texas 77469

(Address, including Zip Code, of registrant’s principal executive offices)

(832) 595-2374

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class  Name of each exchange on which registered

              Common Stock, par value $.0001 per share

                                    NASDAQ-OTCBB Exchange

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X   .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ___ No    X .

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2005	$2,204
Number of shares of common stock outstanding as of March 20, 2007	22,048,323

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved.  In assessing forward-looking statements included herein, readers are urged to carefully read those statements.  When used in the Annual Report on Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” and similar expressions are intended to be forward-looking statements.

Item 1.  Business

Springfield Company, Inc., formerly known as Nexle Corp., through its "Custom Homecraft Building Systems", proposes to develop low cost housing with quality architectural design and construction.  The system operates under the idea of completing most, if not all, of the house in a "factory assembly building", then transporting the house in sections for final assembly and near immediate occupancy.  Present activity involves construction within about thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared.  The Company is in the development stage and currently has no sales.

Recent Events

The Company has just completed its audit, and is in the process of bringing its quarterly and annual reporting current. Reports will be submitted to the NASD to obtain approval for the Company’s stock to be traded on the over-the-counter market.

Operating Results

The Company has had limited revenues since fiscal 2002, and expenses incurred consist primarily of general and administrative costs, employment costs and compensation costs associated with common stock issuances. The Company is in the development stage and currently has no sales.

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

Employee Relations

At June 30, 2004, the Company had no employees.  The Company has had no work stoppages, slow downs or strikes.

Management considers its employee relations to be satisfactory.

Competition

Presently, the Company feels that there is very little competition for its target market of low-cost housing in primarily rural locations. As the Company is able to expand, we expect to face additional competition from entrenched home builders.

Item 2.   Properties

The Company owns 1 parcel of real estate in Texas.

The Company’s general offices are located in Richmond, Texas.  The Company is currently provided office space by a related party at no cost.

Item 3.  Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations.  As of June 30, 2004, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

Stock Information

Traded On the Pink Sheets Quotation System -- The Company’s Common Stock, $.0001 par value, is listed on the Pink Sheets exchange under the Symbol “SFLD”.  The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

The aggregate market value of the Company’s voting stock held by non-affiliates was approximately $168 on June 30, 2004.

The Company’s stock was delisted and has not traded over the past two years, thus, no information is available regarding the high and low price range for the last two years.

Item 6.  Selected Financial Data

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

June 30,
Income Statement Data	2004	2003	2002
Revenues	$-	$-	$-
Gross profit	-	-	-
Operating income (loss)	-	-	5,454
Net income (loss)	-	-	5,454
Basic and diluted earnings (loss) per common share	-	-	-
Basic and diluted weighted avg number common shares	16,848,000	16,848,000	16,848,000

Balance Sheet Data
Current assets	$-	$-	$-
Current liabilities	-	-	-
Current ratio	-	-	-
Total assets	-	-	-
Long-term debt	-	-	-
Total stockholders' equity (deficit)	-	-	-

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

The Company has no revenues since fiscal 2002 and expenses incurred consist primarily of general and administrative costs, employment costs and compensation costs associated with common stock issuances. The Company is in the development stage and currently has no sales.

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

The Company had a net working capital deficit of $-0- June 30, 2004 and 2003.  The Company had no cash flows and no operations.

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

     Revenue Recognition

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues from home sales are recognized when delivered.  Expenses are recognized in the period in which they are incurred.

For a more comprehensive list of our accounting policies, including those that involve varying degrees of judgment, see Note 1 of Notes to Financial Statements.

Results of Operations

The Company has no revenues since 2002 and is currently funding its working capital requirements through borrowings under note agreements with related parties.  Expenses incurred include general and administrative costs, employment costs and compensation costs incurred on common stock issuances.  Therefore, a comparison of the results of operations would not provide useful or comparable information at this time.

Capital Resources and Liquidity

Cash and cash equivalents were $-0- and $-0- at June 30, 2004 and 2003, respectively.  The Company had a net working capital deficit of $-0- at June 30, 2004 and 2003.  The Company had no cash flows, no operations and no assets.

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

At June 30, 2004 and 2003, the Company had no outstanding principal balances or any note agreements.

At June 30, 2004, the Company had an aggregate 16,848,000 shares of common stock issued and outstanding.  The Company is authorized to issue up to 50,000,000 shares of common stock.

The Company intends to finance its working capital requirements through proceeds from common stock issuances.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

Factors Affecting the Company’s Business and Prospects

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for products and services and the level and intensity of competition in the housing industry.

Item 8.

Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company included in this annual report on Form 10-K are listed under Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The management of the Company, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period.

In addition, the management of the Company, with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company’s fourth fiscal quarter. Based on that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that there has been no change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10.

 Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the Company’s current directors and officers.

NAME	POSITION	AGE
John M. King	Chairman and President	55

Mr. King has over twenty-five years experience in accounting and financial management. He has prior experience as a CEO in the public arena, and has served as Controller and corporate officer for several corporations. He has a history of analytical problem solving, coordinating projects and processes, attention to detail and research, which have led to improved efficiencies, maximization of current resources, and significant contributions to the bottom line. Some of his professional accomplishments include: negotiation of cost-saving contracts; coordination of corporate relocations; negotiation of tax disputes; synchronization of procedures and controls; negotiation of favorable credit terms; and preparation of SBA loan packages. In addition, he has spent time as a financial advisor in the securities industry. Mr. King holds a Master of Business Administration degree from the University of St. Thomas in Houston, Texas.

Meetings and Committees of the Board of Directors

During the fiscal year ended June 30, 2004 ("Fiscal 2005"), the Company's Board of Directors did not formally meet.  The Board of Directors has no committees.

Compensation of Directors

The Company does not provide director compensation presently. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Item 11.

 Executive Compensation

The following sets forth, for the fiscal years ended June 30, 2004, 2003, and 2002, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the current and former Chief Executive Officer, and the other most highly compensated executive officers of the Company at June 30, 2004 who received compensation of at least $100,000 during Fiscal 2004 (collectively, the “Named Officers”).

No officers of the Company are currently under an employment agreement or receive compensation.

OPTION/SAR Grants in Last Fiscal Year

There were no Options/SARs granted during Fiscal 2004 to the Named Officers.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company’s Common Stock, as of June 30, 2004, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company’s directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.

	Amount of	Nature of	Percent of
Name and address	Ownership	Ownership (2)	Class

NONE

1.

Unless otherwise indicated, the address of each beneficial owner is c/o the Company, 3320 Fm 359, Richmond, Texas 77469.

2.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act (“Rule 13d-3") and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.

3.

The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are execrable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent shareholders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 3, 4, or 5’s were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during Fiscal 2006.

Item 13.

Certain Relationships and Related Transactions

The following schedule reflects the various note agreements and principal amounts due at June 30, 2004 and 2003.

NONE

Item 14. Principle Accounting Fees and Services

	2004	2003
Audit fees	-0-	-0-
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

The Company currently does not have an audit committee.  Therefore, the current policy of the Board of Directors of the Company is to pre-approve all professional services performed by the Company’s independent accountants.  The Board of Directors pre-approved all such professional services for the year ended June 30, 2004.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

I.

The following financial statements, schedules and exhibits are filed as part of this report:

(1) and (2) Financial Statements and Financial Statement Schedules -

See Index to Consolidated Financial Statements on Page F-1.

(3) Exhibits.

See Index to Exhibits.

II.

Reports on Form 8-K – The Company filed no reports on Form 8-K under the Securities and Exchange Act of 1934 during the year ended June 30, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINGFIELD COMPANY, INC.

July 31, 2007

 /s/

John M. King

President, Chief Executive Officer and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:

 /s/

John M. King

President, Chief Executive Officer,

Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit

         Sequential Page

Number

Description of Document

 Number

      *31

Certification of John M. King, Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

*32

Certification of John M. King, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*Filed herewith.