Form 10-Q
period 2004-09-30
SPRINGFIELD COMPANY, INC.
filed 2007-09-25
CIK 1157850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2004

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

Page Number

Condensed Balance Sheets as of

September 30, 2004 and June 30, 2004

3

Condensed Statements of Income for the

Three Months Ended September 30, 2004 and 2003

4

Condensed Statements of Cash Flows for the

Three Months Ended September 30, 2004 and 2003

5

Notes to the Condensed Consolidated Financial Statements

6

Item 2.Management’s Discussion and Analysis of Financial Condition and

Results of Operations

7

Item3. Quantitative and Qualitative Disclosures About Market Risk

8

Item 4. Controls and Procedures

8

Part II.

Other Information

9

Item 1.

Legal Proceedings

9

Item 2.

Changes in Securities and Use of Proceeds

9

Item 3.

Defaults upon Senior Securities

9

Item 4.

Submission of Matters to a Vote of Security Holders

9

Item 5.

Other Information

9

Item 6.

Exhibits and Reports on Form 8-K

10

Signatures

10

Part I. Financial Information

Item 1. Financial Statements

Springfield Company, Inc.

Condensed Balance Sheets

(Unaudited)

September,

June 30,

2004

2004

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

Note A – Basis of Presentation

The accompanying unaudited condensed financial statements of Springfield Company, Inc., formerly known as Nexle Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.  It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending June 30, 2005.

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

Capital Resources and Liquidity

Cash and cash equivalents were $-0- and $-0- at September 30, 2004 and 2003, respectively.  The Company had no cash flows, no operations and no assets.

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

10