Form 10-Q
period 2005-03-31
SPRINGFIELD COMPANY, INC.
filed 2007-09-25
CIK 1157850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2005

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

Page Number

Condensed Balance Sheets as of

March 31, 2005 and June 30, 2004

3

Condensed Statements of Income for the

Three Months Ended March 31, 2005 and 2004

4

Condensed Statements of Income for the

Nine Months Ended March 31, 2005 and 2004

5

Condensed Statements of Cash Flows for the

Nine Months Ended March 31, 2005 and 2004

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

10

Item 5.

Other Information

10

Item 6.

Exhibits and Reports on Form 8-K

10

Signatures

11

Part I. Financial Information

Item 1. Financial Statements

Springfield Company, Inc.

Condensed Balance Sheets

(Unaudited)

March 31,

June 30,

2005

2004

Assets

Current Assets:

Cash and cash equivalents

$            374

$               -

Other current assets

                 -

                 -

Total current assets

              374

                 -

Property and equipment, net

                 -

                 -

Subscriptions receivable

                  -

                 -

Total assets

$           374

$               -

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued expenses

$

5,150

$

-

Notes payable to related parties

        13,300

                 -

Total current liabilities

        18,450

               -

Long-term debt, net of current portion

                 -

                 -

Total liabilities

         18,450

               -

Stockholders’ equity (deficit)

Common stock, $0.0001 par value, 50,000,000 shares

authorized, 22,048,323 and 21,548,323 shares issued

and outstanding, respectively

 745

1,685

Additional paid-in capital

         30,531

               -

Accumulated deficit	(49,352)	(1,685)

Total stockholders’ equity

         18,076

                 -

Total liabilities and stockholders’ equity

$           374

$              -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Income

(Unaudited)

Three Months Ended March 31,
2005	2004

Revenues

$              -

$              -

Cost of sales

               -

               -

Gross profit

               -

               -

Costs and operating expenses:

General & administrative expenses

          6,343

               -

Consulting fees

        31,275

               -

Employment expenses

        11,734

               -

Depreciation and amortization

               -

               -

Total operating expenses

        49,352

               -

Operating income (loss)

       (49,352)

               -

Other income (expense)

               -

               -

Income (loss) before income taxes

       49,352)

               -

Provision for income taxes

               -

               -

Net income (loss)

$      49,352)

$              -

Basic and diluted earnings (loss) per share:

Earnings (loss) per common share

$       (0.047)

$              -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Income

(Unaudited)

Nine Months Ended March 31,
2005	2004

Revenues

$              -

$              -

Cost of sales

               -

               -

Gross profit

               -

               -

Costs and operating expenses:

General & administrative expenses

          6,343

               -

Consulting fees

        31,275

               -

Employment expenses

        11,734

               -

Depreciation and amortization

               -

               -

Total operating expenses

        49,352

               -

Operating income (loss)

      (49,352)

               -

Other income (expense)

               -

               -

Income (loss) before income taxes

     (49,352)

               -

Provision for income taxes

               -

               -

Net income (loss)

$   (49,352)

$              -

Basic and diluted earnings (loss) per share:

Earnings (loss) per common share

$     (0.047)

$              -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended March 31,
2005	2004

Cash flows provided (used) by operating activities:

Net income (loss)

$       (49,352)

$              -

Adjustments to reconcile net income (loss) to net

cash used in operating activities

Depreciation and amortization

               -

               -

Compensation costs

        31,275

               -

(Increase) decrease in accounts receivable

               -

               -

Increase (decrease) in accounts payable

          5,150

               -

Net cash provided (used) by operating activities

        (12,927)

               -

Cash flows provided (used) by investing activities:

Issuance of subscriptions receivable

               -

               -

Net cash used by investing activities

               -

               -

Cash flows used by financing activities:

Proceeds from issuance of common stock

               -

               -

Borrowings from related party notes

         13,300

               -

Net cash provided by financing activities

         13,300

               -

Net increase (decrease) in cash

             373                             -

Cash and cash equivalents, beginning of period

               -

               -

Cash and cash equivalents, end of period

$           373

$              -

Supplemental disclosures:

Cash paid for federal income taxes

$              -

$              -

Cash paid for interest

$              -

$              -

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending June 30, 2005.

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

Note C – Related Party Notes Payable

At March 31, 2005 the Company had outstanding principal balances of $13,300 under a note agreement with a related party.  The borrowings are used for working capital requirements.

Note D– Common Stock Transactions

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

Note E – Subsequent Events

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

Capital Resources and Liquidity

Cash and cash equivalents were $373 and $-0- at March 31, 2005 and 2004, respectively.  The Company had a net working capital deficit of $18,076 at March 31, 2005, as compared with a deficit of $-0- at June 30, 2004.  The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.

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