Form 10-K
period 2005-06-30
SPRINGFIELD COMPANY, INC.
filed 2007-09-25
CIK 1157850

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Employee Relations

At June 30, 2005, the Company employed 1 person, who is not represented by any collective bargaining organizations.  The Company has had no work stoppages, slow downs or strikes.

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

Item 3.  Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations.  As of June 30, 2005, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

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

The aggregate market value of the Company’s voting stock held by non-affiliates was approximately $168 on June 30, 2005.

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

	June 30,
Income Statement Data	2005	2004	2003	2002
Revenues	$ -	$ -	$ -	$ -
Gross profit	-	-	-	-
Operating income (loss)	(129,226)	-	-	5,454
Net income (loss)	(129,226)	-	-	5,454
Basic and diluted earnings (loss) per common share	(0.009)	-	-	-
Basic and diluted weighted avg number common shares	14,954,814	16,848,000	16,848,000	16,848,000

Balance Sheet Data
Current assets	$ 12,303	$ -	$ -	$ -
Current liabilities	101,754	-	-	-
Current ratio	.12:1	-	-	-
Total assets	458,803	-	-	-
Long-term debt	-	-	-	-
Total stockholders' equity (deficit)	357,049	-	-	-

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

The Company had a net working capital deficit of $89,451 June 30, 2005, as compared with a deficit of $-0- at June 30, 2004.  The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.

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

Capital Resources and Liquidity

Cash and cash equivalents were $224 and $-0- at June 30, 2005 and 2004, respectively.  The Company had a net working capital deficit of $89,451 at June 30, 2005, as compared with a deficit of $-0- at June 30, 2004.  The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.

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

At June 30, 2005 and 2004, the Company had outstanding principal balances of $76,951 and $0 under several note agreements with related parties.  The borrowings are used for working capital requirements.

At June 30, 2005, the Company had an aggregate 21,548,323 shares of common stock issued and outstanding.  The Company is authorized to issue up to 50,000,000 shares of common stock.

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

Meetings and Committees of the Board of Directors

During the fiscal year ended June 30, 2005 ("Fiscal 2005"), the Company's Board of Directors formally met on four occasions.  Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors during Fiscal 2005.  The Board of Directors has no committees.

Compensation of Directors

The Company does not provide director compensation presently. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Item 11.

 Executive Compensation

The following sets forth, for the fiscal years ended June 30, 2005, 2004, and 2003, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the current and former Chief Executive Officer, and the other most highly compensated executive officers of the Company at June 30, 2005 who received compensation of at least $100,000 during Fiscal 2005 (collectively, the “Named Officers”).

No officers of the Company are currently under an employment agreement or receive compensation.

OPTION/SAR Grants in Last Fiscal Year

There were no Options/SARs granted during Fiscal 2005 to the Named Officers.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company’s Common Stock, as of June 30, 2005, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company’s directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.

	Amount of	Nature of	Percent of
Name and address	Ownership	Ownership (2)	Class
John M. King	11,000,000	Direct	51.0%
Ronald Dominique	3,500,000	Direct	16.2%
Joseph Muese	1,200,000	Direct	5.6%

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

Item 13.

Certain Relationships and Related Transactions

The following schedule reflects the various note agreements and principal amounts due at June 30, 2005 and 2004.  Foreign Futures, Green Acres, High Sierra, and Pecan Tree are entities owned by the brother of John M. King, the Company’s President.  The note payable for land is due to the brother of John M. King.

	2005	2004
Note payable to Green Acres, a related party, at 2.5%, payable as cash flow
allows	31,950	-
Note payable to High Sierra, a related party, at 2.5%, payable as cash flow
allows	8,501	-
Note payable to a related party, secured by land, payable as cash flow
allows	36,500	-
Total long-term debt	76,951	-
Less - current maturities	76,951	-
Total long-term debt, net of current maturities	$ -	$ -

Item 14. Principle Accounting Fees and Services

	2005	2004
Audit fees	-0-	-0-
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

The Company currently does not have an audit committee.  Therefore, the current policy of the Board of Directors of the Company is to pre-approve all professional services performed by the Company’s independent accountants.  The Board of Directors pre-approved all such professional services for the year ended June 30, 2005.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

I.

The following financial statements, schedules and exhibits are filed as part of this report:

(1) and (2) Financial Statements and Financial Statement Schedules -

See Index to Consolidated Financial Statements on Page F-1.

(3) Exhibits.

See Index to Exhibits.

II.

Reports on Form 8-K – The Company filed no reports on Form 8-K under the Securities and Exchange Act of 1934 during the year ended June 30, 2005

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