Form 10-Q
period 2005-09-30
SPRINGFIELD COMPANY, INC.
filed 2007-09-25
CIK 1157850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2005

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

Page Number

Condensed Balance Sheets as of

September 30, 2005 and June 30, 2005

3

Condensed Statements of Income for the

Three Months Ended September 30, 2005 and 2004

4

Condensed Statements of Cash Flows for the

Three Months Ended September 30, 2005 and 2004

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

9

Item 5.

Other Information

9

Item 6.

Exhibits and Reports on Form 8-K

9

Signatures

10

Part I. Financial Information

Item 1. Financial Statements

Springfield Company, Inc.

Condensed Balance Sheets

(Unaudited)

September 30,

June 30,

2005

2005

Assets

Current Assets:

Cash and cash equivalents

$           663

$             224

Other current assets

         11,596

          12,079

Total current assets

         12,259

          12,303

Property and equipment, net

         36,500

          36,500

Subscriptions receivable

       420,000

        410,000

Total assets

$     468,759

$      458,803

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued expenses

$      30,177

$        24,803

Notes payable to related parties

      100,110

          76,951

Total current liabilities

       130,287

        101,754

Long-term debt, net of current portion

                 -

                 -

Total liabilities

       130,287

       101,754

Stockholders’ equity (deficit)

Common stock, $0.0001 par value, 50,000,000 shares

authorized, 22,048,323 and 21,548,323 shares issued

and outstanding, respectively

          2,204

            2,154

Additional paid-in capital

      495,871

        484,121

Accumulated deficit	(159,603)	(129,226)

Total stockholders’ equity

       338,472

         357,049

Total liabilities and stockholders’ equity

$     468,759

$       458,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Income

(Unaudited)

Three Months Ended September 30,
2005	2004

Revenues

$              -

$              -

Cost of sales

               -

               -

Gross profit

               -

               -

Costs and operating expenses:

General & administrative expenses

          6,926

               -

Consulting fees

          1,800

               -

Employment expenses

       21,651

               -

Depreciation and amortization

               -

               -

Total operating expenses

        30,377

               -

Operating income (loss)

       (30,377)

               -

Other income (expense)

               -

               -

Income (loss) before income taxes

       (30,377)

               -

Provision for income taxes

               -

               -

Net income (loss)

$     (30,377)

$              -

Basic and diluted earnings (loss) per share:

Earnings (loss) per common share

$       (0.001)

$              -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended September 30,
2005	2004

Cash flows provided (used) by operating activities:

Net income (loss)

$       (30,377)

$              -

Adjustments to reconcile net income (loss) to net

cash used in operating activities

Depreciation and amortization

               -

               -

Compensation costs

           1,800

               -

(Increase) decrease in accounts receivable

             483

               -

Increase (decrease) in accounts payable

          5,374

               -

Net cash provided (used) by operating activities

       (22,720)

               -

Cash flows provided (used) by investing activities:

Issuance of subscriptions receivable

       (10,000)

               -

Net cash used by investing activities

       (10,000)

               -

Cash flows used by financing activities:

Proceeds from issuance of common stock

          10,000

               -

Borrowings from related party notes

          23,159

               -

Net cash provided by financing activities

         33,159

               -

Net increase (decrease) in cash

            (439)                            -

Cash and cash equivalents, beginning of period

              224

               -

Cash and cash equivalents, end of period

$           633

$              -

Supplemental disclosures:

Cash paid for federal income taxes

$              -

$              -

Cash paid for interest

$              -

$              -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note A – Basis of Presentation

The accompanying unaudited condensed financial statements of Springfield Company, Inc., formerly known as Nexle Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission.  These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  All significant intercompany accounts and transactions have been eliminated in consolidation.  It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending June 30, 2006.

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

Note C – Related Party Notes Payable

At September 30, 2005 and June 30, 2005, the Company had outstanding principal balances of $100,110 and 76,951 under several note agreements with related parties.  The borrowings are used for working capital requirements.

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

As of September 30, 2005 and June 30, 2005, the Company is due $420,000 and $410,000 under the subscription promissory notes.

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

Capital Resources and Liquidity

Cash and cash equivalents were $683 and $-0- at September 30, 2005 and 2004, respectively.  The Company had a net working capital deficit of $118,028 at September 30, 2005, as compared with a deficit of $89,451 at June 30, 2005.  The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.

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