Form 10-Q
period 2005-12-31
SPRINGFIELD COMPANY, INC.
filed 2007-09-25
CIK 1157850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended December 31, 2005

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

Page Number

Condensed Balance Sheets as of

December 31, 2005 and June 30, 2005

3

Condensed Statements of Income for the

Three Months Ended December 31, 2005 and 2004

4

Condensed Statements of Income for the

Six Months Ended December 31, 2005 and 2004

5

Condensed Statements of Cash Flows for the

Six Months Ended December 31, 2005 and 2004

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

10

Item 5.

Other Information

10

Item 6.

Exhibits and Reports on Form 8-K

10

Signatures

11

Part I. Financial Information

Item 1. Financial Statements

Springfield Company, Inc.

Condensed Balance Sheets

(Unaudited)

December 31,

June 30,

2005

2005

Assets

Current Assets:

Cash and cash equivalents

$              4

$             224

Other current assets

         12,079

          12,079

Total current assets

         12,083

          12,303

Property and equipment, net

         36,500

          36,500

Subscriptions receivable

       420,000

        410,000

Total assets

$     468,583

$      458,803

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued expenses

$      28,082

$        24,803

Notes payable to related parties

      121,930

          76,951

Total current liabilities

       151,012

        101,754

Long-term debt, net of current portion

                 -

                 -

Total liabilities

       151,012

         101,754

Stockholders’ equity (deficit)

Common stock, $0.0001 par value, 50,000,000 shares

authorized, 22,048,323 and 21,548,323 shares issued

and outstanding, respectively

          2,204

            2,154

Additional paid-in capital

      495,871

        484,121

Accumulated deficit	(180,504)	(129,226)

Total stockholders’ equity

       317,571

         357,049

Total liabilities and stockholders’ equity

$     468,583

$       458,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Income

(Unaudited)

Three Months Ended December 31,
2005	2004

Revenues

$              -

$              -

Cost of sales

               -

               -

Gross profit

               -

               -

Costs and operating expenses:

General & administrative expenses

          7,839

               -

Consulting fees

                 -

               -

Employment expenses

       13,062

               -

Depreciation and amortization

               -

               -

Total operating expenses

        20,901

               -

Operating income (loss)

       (20,901)

               -

Other income (expense)

               -

               -

Income (loss) before income taxes

       (20,901)

               -

Provision for income taxes

               -

               -

Net income (loss)

$     (20,901)

$              -

Basic and diluted earnings (loss) per share:

Earnings (loss) per common share

$       (0.001)

$              -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Income

(Unaudited)

Six Months Ended December 31,
2005	2004

Revenues

$              -

$              -

Cost of sales

               -

               -

Gross profit

               -

               -

Costs and operating expenses:

General & administrative expenses

        14,765

               -

Consulting fees

          1,800

               -

Employment expenses

        34,713

               -

Depreciation and amortization

               -

               -

Total operating expenses

        51,278

               -

Operating income (loss)

      (51,278)

               -

Other income (expense)

               -

               -

Income (loss) before income taxes

     (51,278)

               -

Provision for income taxes

               -

               -

Net income (loss)

$   (51,278)

$              -

Basic and diluted earnings (loss) per share:

Earnings (loss) per common share

$     (0.002)

$              -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended December 31,
2005	2004

Cash flows provided (used) by operating activities:

Net income (loss)

$       (51,278)

$              -

Adjustments to reconcile net income (loss) to net

cash used in operating activities

Depreciation and amortization

               -

               -

Compensation costs

           1,800

               -

(Increase) decrease in accounts receivable

                -

               -

Increase (decrease) in accounts payable

          4,279

               -

Net cash provided (used) by operating activities

       (45,199)

               -

Cash flows provided (used) by investing activities:

Issuance of subscriptions receivable

       (10,000)

               -

Net cash used by investing activities

       (10,000)

               -

Cash flows used by financing activities:

Proceeds from issuance of common stock

          10,000

               -

Borrowings from related party notes

          44,979

               -

Net cash provided by financing activities

         54,979

               -

Net increase (decrease) in cash

            (220)                            -

Cash and cash equivalents, beginning of period

              224

               -

Cash and cash equivalents, end of period

$             4

$              -

Supplemental disclosures:

Cash paid for federal income taxes

$              -

$              -

Cash paid for interest

$              -

$              -

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending June 30, 2006.

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

Note C – Related Party Notes Payable

At December 31, 2005 and June 30, 2005, the Company had outstanding principal balances of $121,930 and 76,951 under several note agreements with related parties.  The borrowings are used for working capital requirements.

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

As of December 31, 2005 and June 30, 2006, the Company is due $420,000 and $410,000 under the subscription promissory notes.

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

Capital Resources and Liquidity

Cash and cash equivalents were $4 and $-0- at December 31, 2005 and 2004, respectively.  The Company had a net working capital deficit of $138,929 at December 31, 2005, as compared with a deficit of $89,451 at June 30, 2005.  The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.

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