Form 10-Q
period 2006-03-13
SPRINGFIELD COMPANY, INC.
filed 2007-09-25
CIK 1157850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2006

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

Page Number

Condensed Balance Sheets as of

March 31, 2006 and June 30, 2005

3

Condensed Statements of Income for the

Three Months Ended March 31, 2006 and 2005

4

Condensed Statements of Income for the

Nine Months Ended March 31, 2006 and 2005

5

Condensed Statements of Cash Flows for the

Nine Months Ended March 31, 2006 and 2005

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

10

Item 5.

Other Information

10

Item 6.

Exhibits and Reports on Form 8-K

11

Signatures

11

Part I. Financial Information

Item 1. Financial Statements

Springfield Company, Inc.

Condensed Balance Sheets

(Unaudited)

March 31,

June 30,

2006

2005

Assets

Current Assets:

Cash and cash equivalents

$           298

$             224

Other current assets

         12,079

          12,079

Total current assets

         12,377

          12,303

Property and equipment, net

         36,500

          36,500

Subscriptions receivable

       420,000

        410,000

Total assets

$    468,877

$      458,803

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable and accrued expenses

$      27,904

$        24,803

Notes payable to related parties

      135,479

          76,951

Total current liabilities

      163,383

        101,754

Long-term debt, net of current portion

                 -

                 -

Total liabilities

       163,383

       101,754

Stockholders’ equity (deficit)

Common stock, $0.0001 par value, 50,000,000 shares

authorized, 22,048,323 and 21,548,323 shares issued

and outstanding, respectively

          2,204

            2,154

Additional paid-in capital

      495,871

        484,121

Accumulated deficit	(192,581)	(129,226)

Total stockholders’ equity

       305,494

        357,049

Total liabilities and stockholders’ equity

$     468,877

$       458,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Income

(Unaudited)

Three Months Ended March 31,
2006	2005

Revenues

$              -

$              -

Cost of sales

               -

               -

Gross profit

               -

               -

Costs and operating expenses:

General & administrative expenses

          3,519

          6,343

Consulting fees

                 -

        31,275

Employment expenses

         8,558

        11,734

Depreciation and amortization

               -

               -

Total operating expenses

        12,077

        49,352

Operating income (loss)

       (12,077)

     (49,352)

Other income (expense)

               -

               -

Income (loss) before income taxes

       (12,077)

     (49,352)

Provision for income taxes

               -

               -

Net income (loss)

$     (12,077)

$   (49,352)

Basic and diluted earnings (loss) per share:

Earnings (loss) per common share

$       (0.001)

$      (0.047)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Income

(Unaudited)

Nine Months Ended March 31,
2006	2005

Revenues

$              -

$              -

Cost of sales

               -

               -

Gross profit

               -

               -

Costs and operating expenses:

General & administrative expenses

        18,284

         6,343

Consulting fees

          1,800

         31,275

Employment expenses

        43,271

         11,734

Depreciation and amortization

               -

               -

Total operating expenses

        63,355

         49,352

Operating income (loss)

      (63,355)

       (49,352)

Other income (expense)

               -

               -

Income (loss) before income taxes

     (63,355)

       (49,352)

Provision for income taxes

               -

               -

Net income (loss)

$   (63,355)

$     (49,352)

Basic and diluted earnings (loss) per share:

Earnings (loss) per common share

$     (0.003)

$       (0.003)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Springfield Company, Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended March 31,
2006	2005

Cash flows provided (used) by operating activities:

Net income (loss)

$       (63,355)

$     (49,352)

Adjustments to reconcile net income (loss) to net

cash used in operating activities

Depreciation and amortization

               -

               -

Compensation costs

           1,800

         31,275

(Increase) decrease in accounts receivable

                -

               -

Increase (decrease) in accounts payable

          3,101

           5,150

Net cash provided (used) by operating activities

       (58,454)

       (12,927)

Cash flows provided (used) by investing activities:

Issuance of subscriptions receivable

       (10,000)

               -

Net cash used by investing activities

       (10,000)

               -

Cash flows used by financing activities:

Proceeds from issuance of common stock

          10,000

               -

Borrowings from related party notes

          58,528

         13,300

Net cash provided by financing activities

         68,528

               -

Net increase (decrease) in cash

               74                         373

Cash and cash equivalents, beginning of period

              224

               -

Cash and cash equivalents, end of period

$           298

$           373

Supplemental disclosures:

Cash paid for federal income taxes

$              -

$              -

Cash paid for interest

$              -

$              -

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending June 30, 2006.

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

Note C – Related Party Notes Payable

At March 31, 2006 and June 30, 2005, the Company had outstanding principal balances of $135,479 and $76,951 under several note agreements with related parties.  The borrowings are used for working capital requirements.

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

As of March 31, 2006 and June 30, 2006, the Company is due $420,000 and $410,000 under the subscription promissory notes.

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

Capital Resources and Liquidity

Cash and cash equivalents were $298 and $373 at March 31, 2006 and 2005, respectively.  The Company had a net working capital deficit of $151,006 at March 31, 2006, as compared with a deficit of $89,451 at June 30, 2005.  The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.

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