Form 10-K
period 2007-06-30
SPRINGFIELD COMPANY, INC.
filed 2010-07-02
CIK 1157850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-21956
(COMPANY LOGO)
Springfield Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2303874

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
410 Park Ave., 15th Floor, Ste. 1188
New York, New York 10022
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (212) 231-8383
Former name, former address and former fiscal year, if changed since last report:
3320 FM 359, Richmond, TX 77469
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.0001 per share	NASDAQ — OTCBB Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of December 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 22,048,323 shares of Common stock, par value $0.0001 per share, outstanding. As of June 30, 2007, the aggregate market value of the Common stock held by nonaffiliates of the registrant was approximately $2,204.
As of June 22, 2010, 22,048,323 shares of Common stock were outstanding.
Documents Incorporated by Reference:
NONE

PART I
Special Note Regarding Forward-Looking Statements
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
Item 1. Business
Springfield Company, Inc., formerly known as Nexle Corp., through its “Custom Homecraft Building Systems”, had as its purpose, through June 30, 2007, to develop low cost housing with quality architectural design and construction. The system as envisioned operated under the idea of completing most, if not all, of the house in a “factory assembly building”, then transporting the house in sections for final assembly and near immediate occupancy, i.e. construction within about thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared. The Company, as of June 30, 2007, was in the development stage and currently has no sales. The Company has just completed its audit, and is in the process of bringing its quarterly and annual reporting current. Reports will be submitted to the NASD to obtain approval for the Company’s stock to be traded on the over-the-counter market.
Subsequent Events
Subsequent events, as noted in the notes to the audited financial statements, demonstrate that as of October 8, 2008, the business of the Company changed. The Company’s new focus is real estate development and property management specializing in the development and management of luxury golf course communities. Each community will boast signature championship golf courses, a signature golf academy and have a resort hotel and spa as a centerpiece.
Operating Results
The Company has had no significant revenues since fiscal 2002, and expenses incurred consist primarily of general and administrative costs, employment costs and compensation costs associated with common stock issuances. The Company is in the development stage and currently has no sales.
The Company’s target market is the construction and sales of low cost housing. The Company’s intent is to raise working capital through common stock offerings in an effort to continue its “Custom Homecraft Building Systems”. The system operates under the idea of completing most, if not all, of the house in a “factory assembly building”, then transporting the house in sections for final assembly and near immediate occupancy. Present plans involve construction within about thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared. The Company is in the development stage and currently has no sales.
There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern. (But see “Subsequent Events” supra).
Employee Relations
At June 30, 2007, the Company had no employees.
Management considers its employee relations to be satisfactory.

Competition
Presently, the Company feels that there is very little competition for its target market of low-cost housing in primarily rural locations. (But see “Subsequent Events, Item 1” supra).
Item 2. Properties
None.
Item 3. Legal Proceedings
The Company is subject to litigation, in the ordinary conduct of its operations. Except as described below, as of June 30, 2007, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Stock Information
Traded On the Pink Sheets Quotation System — The Company’s Common Stock, $.0001 par value, is listed on the Pink Sheets exchange under the Symbol “SFLD”. At June 30, 2007, there were approximately 37 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.
The aggregate market value of the Company’s voting stock held by non-affiliates was approximately $610 on June 30, 2007.
The Company’s stock was delisted and has not traded over the past three years, thus, no information is available regarding the high and low price range for the last two years.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.
The Company has had no significant revenues since fiscal 2003 and expenses incurred consist primarily of general and administrative costs, employment costs and compensation costs associated with common stock issuances. The Company is in the development stage and currently has no sales.
The Company’s target market is the construction and sales of low cost housing. The Company’s intent is to raise working capital through common stock offerings in an effort to continue its “Custom Homecraft Building Systems”. The system operates under the idea of completing most, if not all, of the house in a “factory assembly building”, then transporting the house in sections for final assembly and near immediate occupancy. Present plans involve construction within about thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared. (But see “Subsequent Events, Item 1” supra).
The Company had a net working capital deficit of $181,537 at June 30, 2007, as compared with a deficit of $132,338 at June 30, 2006. The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.

To continue as a going concern, the Company has developed a low cost housing plan. The Company’s target market is the construction and sales of low cost housing. The Company’s intent is to raise working capital through common stock offerings in an effort to continue its “Custom Homecraft Building Systems”. The system operates under the idea of completing most, if not all, of the house in a “factory assembly building”, then transporting the house in sections for final assembly and near immediate occupancy. Present plans involve construction within about thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared. The Company is in the development stage and currently has no sales. (But see “Subsequent Events, Item 1” supra).
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
For a more comprehensive list of our accounting policies, including those that involve varying degrees of judgment, see Notes to Financial Statements.
Results of Operations
The Company has had no significant revenues since 2002 and is currently funding its working capital requirements through borrowings under note agreements with related parties. Expenses incurred include general and administrative costs, employment costs and compensation costs incurred on common stock issuances. Therefore, a comparison of the results of operations would not provide useful or comparable information at this time.
Capital Resources and Liquidity
Cash and cash equivalents were $24 and $24 at June 30, 2007 and 2006, respectively. The Company had a net working capital deficit of $181,537 at June 30, 2007, as compared with a deficit of $132,338 at June 30, 2006. The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.
To continue as a going concern, the Company has developed a low cost housing plan. The Company’s target market is the construction and sales of low cost housing. The Company’s intent is to raise working capital through common stock offerings in an effort to continue its “Custom Homecraft Building Systems”. The system operates under the idea of completing most, if not all, of the house in a “factory assembly building”, then transporting the house in sections for final assembly and near immediate occupancy. Present plans involve construction within about thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared. The Company is in the development stage and currently has no sales. (But see “Subsequent Events, Item 1” supra).
There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

At June 30, 2007 and 2006, the Company had outstanding principal balances of $163,980 and $150,780 under several note agreements with related parties. The borrowings are used for working capital requirements.
At June 30, 2007, the Company had an aggregate 22,048,323 shares of common stock issued and outstanding. The Company is authorized to issue up to 50,000,000 shares of common stock.
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
Item 8. Financial Statements and Supplementary Data
The Financial Statements of the Company included in this annual report on Form 10-K are listed under Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The management of the Company, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period.
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
PART III
Item 10. Directors and Executive Officers of the Registrant
The following table sets forth certain information with respect to the Company’s directors and officers in FY 2007.

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

Meetings and Committees of the Board of Directors
During the fiscal year ended June 30, 2007 (“Fiscal 2007”), the Company’s Board of Directors formally met on four occasions. Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors during Fiscal 2007. The Board of Directors has no committees.
Compensation of Directors
The Company does not provide director compensation presently. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.
Item 11. Executive Compensation
The following sets forth, for the fiscal years ended June 30, 2007, 2006, and 2005, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the current and former Chief Executive Officer, and the other most highly compensated executive officers of the Company at June 30, 2006 who received compensation of at least $100,000 during Fiscal 2007 (collectively, the “Named Officers”).
No officers of the Company are currently under an employment agreement or receive compensation.
OPTION/SAR Grants in Last Fiscal Year
There were no Options/SARs granted during Fiscal 2007 to the Named Officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information concerning ownership of the Company’s Common Stock, as of June 30, 2007, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company’s directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.

			Percent
	Amount of	Nature of	of
Name and address (1)	Ownership	Ownership (2)	Class (3)
John M. King	11,000,000	Direct	50.0%
Ronald Dominique	3,500,000	Direct	15.9%
Joseph Muese	1,200,000	Direct	5.4%

1.	Unless otherwise indicated, the address of each beneficial owner is c/o the Company, 3320 Fm 359, Richmond, Texas 77469.

2.
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act (“Rule 13d-3”) and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.

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
The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 3, 4, or 5’s were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during Fiscal 2007.
Item 13. Certain Relationships and Related Transactions
The following schedule reflects the various note agreements and principal amounts due at June 30, 2007 and 2006. Foreign Futures, Green Acres, High Sierra, and Pecan Tree are entities owned by the brother of John M. King, the Company’s President. The note payable for land is due to the brother of John M. King.

	2007	2006
Note payable to Foreign Futures, a related party, at 2.5%, payable as cash flow allows	$56,450	$6,750
Note payable to Green Acres, a related party, at 2.5%, payable as cash flow allows	41,150	41,150
Note payable to High Sierra, a related party, at 2.5%, payable as cash flow allows	46,450	46,450
Note payable to Pecan Tree, a related party, at 2.5%, payable as cash flow allows	9,950	9,950
Note payable to J. King, a related party, at 2.5%, payable as cash flow allows	9,980	9,980

Total long-term debt	163,980	114,280
Less — current maturities	163,980	114,280

Total long-term debt, net of current maturities	$—	$—

Item 14. Principle Accounting Fees and Services

	2007	2006
Audit fees	$5,605	$18,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

The Company currently does not have an audit committee. Therefore, the current policy of the Board of Directors of the Company is to pre-approve all professional services performed by the Company’s independent accountants. The Board of Directors pre-approved all such professional services for the year ended June 30, 2007.
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
I.	The following financial statements, schedules and exhibits are filed as part of this report:
(1) and (2) Financial Statements and Financial Statement Schedules -
See Index to Financial Statements on Page F-1.
(3) Exhibits.
See Index to Exhibits.
II.	Reports on Form 8-K — The Company filed no reports on Form 8-K under the Securities and Exchange Act of 1934 during the year ended June 30, 2007
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINGFIELD COMPANY, INC.

June 22, 2010
/s/ Alain Morlot President, Chief Executive Officer and
Chief Financial Officer

SPRINGFIELD COMPANY, INC.
INDEX TO FINANCIAL STATEMENTS
June 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Springfield Company, Inc.
(A Development Stage Company)
New York, New York
We have audited the accompanying balance sheet of Springfield Company, Inc. as of June 30, 2007, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended and for the period from inception (March 18, 1998) through June 30, 2007. The financial statements for the period March 18, 1998 (inception) through June 30, 2006 were audited by other auditors whose reports expressed qualified opinions on those statements. The financial statements for the period March 18, 1998 (inception) through June 30, 2006 include total revenues and net loss of $56,221 and $630,563, respectively. Our opinion on the statements of operations, shareholders’ equity (deficit), and cash flows for the period March 18, 1998 (inception) through June 30, 2007, insofar as it relates to amounts for prior periods through June 30, 2006, is based solely on the report of other auditors. These financial statements are the responsibility of Springfield Company, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that ours audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springfield Company, Inc. as of June 30, 2007 and the results of operations and cash flows for the year then ended and for the period from inception (March 18, 1998) through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that Springfield Company, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Springfield Company, Inc. suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 5 to the financial statements, errors resulting in an understatement of expense and an overstatement of both assets and liabilities were discovered by management in 2010. Accordingly, adjustments have been made as of June 30, 2006, to correct these errors.
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
June 30, 2010

INDEPENDENT AUDITOR’S REPORT
To the Board of Directors and Stockholders of
Springfield Company, Inc.
We have audited the accompanying balance sheets of Springfield Company, Inc. at June 30, 2006 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and for the period from July 1, 2003 through June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of Springfield Company, Inc. at June 30, 2006 and the results of its operations and its cash flows for the period then ended and for the period from July 1, 2003 through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/
Stephenson & Trlicek, P.C.
Certified Public Accountants
Wharton, Texas
July 23, 2007

Part I. Financial Information
Item 1. Financial Statements
Springfield Company, Inc.
Balance Sheets
June 30, 2007 and 2006

	June 30	June 30
	2007	2006
		(Restated)
Assets
Current Assets:
Cash and cash equivalents	$24	$24
Other current assets	0	12,079

Total current assets	24	12,103

Total assets	$24	$12,103

Liabilities and Stockholder’s Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$17,581	$30,161
Notes payable to related parties	163,980	114,280

Total current liabilities	181,561	144,441

Stockholders’ deficit
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,048,323 and 22,048,323 shares issued and outstanding, respectively	2,205	2,205
Additional paid-in capital	497,333	495,870
Accumulated deficit	(681,075)	(630,413)

Total stockholder’s equity	(181,537)	(132,338)

Total liabilities and stockholder’s equity	$24	$12,103

The accompanying notes are an integral part of these condensed financial statements.

Springfield Company, Inc.
Statements of Operations

			Period from
			March 18, 1998
			(Inception)
			Through
	Years Ended June 30		June 30,
	2007	2006	2007

Revenue	$—	$—	$56,221
Cost of revenue	—	—	46,455

Gross profit	—	—	9,766

General and administrative expenses	47,794	91,187	688,232

Operating loss	(47,794)	(91,187)	(678,466)

Interest expense	2,718	—	2,609

Net loss	$(50,512)	$(91,187)	$(681,075)

Basic and diluted earnings (loss) per share:
Earnings (loss) per common share	$(0.00)	$(0.00)	n/a

Basic and diluted weighted average common shares outstanding	22,048,323	22,003,118	n/a
The accompanying notes are an integral part of these condensed financial statements.

Springfield Company, Inc.
Statements of Cash Flows

			Period from
			March 18, 1998
			(Inception)
			Through
	Years Ended June 30		June 30,
	2007	2006	2007
Cash flows used by operating activities
Net loss	$(50,512)	$(91,187)	$(681,075)
Adjustments:
Shares issued for services		11,800	498,175
Depreciation			607
Loss on disposal of equipment			1,779
Changes in assets and liabilities:
Receivables	12,079	—	—
Accounts payable and accrued expenses	(12,580)	5,358	17,581

Net cash used by operating activities	(51,013)	(74,029)	(162,933)

Cash flows used by investing activities:
Purchase of equipment	—	—	(2,336)

Cash flows provided by financing activities:
New borrowings from related party notes	49,700	73,829	211,934
Capital Contributions	1,313	—	1,313
Repayments on notes payable — related parties		—	(47,954)

Net cash provided (used) by financing activities	51,013	73,829	165,293

Net increase (decrease) in cash	—	(200)	24

Cash and cash equivalents, beginning of year	24	224	—

Cash and cash equivalents, end of year	$24	$24	$24

Supplemental disclosures:
Cash paid for federal income taxes	$—	$—	$—

Cash paid for interest	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Springfield Company, Inc.
Statements of Stockholders’ Deficit
Years Ended June 30, 2007 and 2006 and for the
Period from March 18, 1998 (Inception) through June 30, 2007

			Additional	Retained
	Common Stock		paid-in	earnings
	Shares	Amount	Capital	(deficit)	Total
Initial founders shares, issued March 18, 1998	443,664	$44	$—	$(44)	$—
Net loss – 2000	—	—	—	(954)	(954)
Additional shares issued to founders	54,659	5	—	(5)	—
Net loss – 2001	—	—	—	(4,500)	(4,500)
Net income – 2002	—	—	—	5,454	5,454
Net loss – 2003	—	—	—	—	—
Net loss – 2004	—	—	—	—	—

Balance June 30, 2004	498,323	50	—	(50)	—

Issuance of common stock for services	4,100,000	410	409,590		410,000
Issuance of common stock for services	1,000,000	100			100
Issuance of common stock for services	15,950,000	1,595	74,680		76,275
Net loss for 2005		—	—	(539,326)	(539,326)

Balance-June 30, 2005	21,548,323	2,155	484,270	(539,376)	(52,951)

Issuance of common stock for services	100,000	10	9,990		10,000
Issuance of common stock for services	400,000	40	1,760		1,800

Net loss for 2006				(91,187)	(91,187)

Balance-June 30, 2006	22,048,323	2,205	496,020	(630,563)	(132,338)

Contributed capital			1,313		1,313

Net loss for 2007				(50,512)	(50,512)

Balance-June 30, 2007	22,048,323	2,205	497,333	(681,075)	(181,537)
The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Notes to Financial Statements
Note 1. Description of the Company and Summary of Significant Accounting Policies
Business Operations
Springfield Company, Inc. is a Delaware corporation originally formed March 18, 1998.
On July 31, 2008, Credit Capital loaned $150,000 to the Company for working capital. This note bears interest at 8% and is due on demand.
On September 1, 2008, Springfield Company, Inc and Billy King, a holder of 12,000,000 common shares of the Company, completed a Common Stock Purchase Agreement with Belmont Partners, LLC whereby Mr. King received a control block of another public entity in exchange for $160,000, 5% of the issued and outstanding common stock of the public entity and 92% of the outstanding capital stock of Springfield Company, Inc.
On October 8, 2008, Springfield Company, Inc. and Belmont Partners, LLC, a holder of 92% of the common shares of the Company, completed a Common Stock Purchase Agreement whereby Credit Capital, Inc., purchased a 92% control block of common shares of the Company’s stock from Belmont Partners, LLC for $150,000 and 3% of the issued and outstanding common stock of the Company post merger. The present management will focus business efforts on Real Estate Development and Property Management specializing in Signature Championship Golf Course Communities with a Signature Golf Academy featuring a Luxury Resort Hotel/Spa as a centerpiece.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an agreement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonable assured. This typically occurs when the home sale are delivered.
Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair market value.

Property and Equipment
Property and equipment is stated at cost and is depreciated utilizing the straight-line method of computing depreciation over their estimated useful lives. The cost of assets retired and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations when incurred. Repairs and maintenance are charged to expense as incurred. Expenditures for major additions and replacements that extend the lives of assets are capitalized and depreciated over their remaining estimated useful lives.
Impairment of Long-Lived Assets
The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. There were no assets at June 30, 2007 and 2006.
Stock-Based Compensation
The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718, which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period. In prior years, we accounted for stock-based awards under APB No. 25, “Accounting for Stock Issued to Employees.” We account for non-employee share-based awards in accordance with FASB ASC 505-50.
Income Taxes
The Company recognizes income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the income tax effect of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities during the period. The Company has recorded a valuation allowance, which reflects the estimated amount of deferred tax assets that more likely than not will be realized.
Basic and Diluted Net Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2007 and 2006, the Company did not have potentially dilutive shares issued or outstanding.
Development Stage
The Company complies with Statement of Financial Accounting Standard ASC 915 for its characterization of the Company as development stage.
Recently issued Accounting Pronouncements
The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note 2. Going Concern
As shown in the accompanying financial statements, Springfield incurred recurring net losses and has an accumulated deficit and a working capital deficit as of June 30, 2007. These conditions raise substantial doubt as to Springfield’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Springfield is unable to continue as a going concern.
Note 3. Notes Payable — Related Parties
Long-term debt is summarized as follows at June 30:

	2007	2006

Note payable to Foreign Futures, a related party, interest at 2.5% per annum, due on demand	$56,450	$6,750
Note payable to Green Acres, a related party, interest at 2.5% per annum, due on demand	41,150	41,150
Note payable to High Sierra, a related party, interest at 2.5% per annum, due on demand	46,450	46,450
Note payable to Pecan Tree, a related party, interest at 2.5% per annum, due on demand	9,950	9,950
Note payable to J. King, a related party, interest at 2.5% per annum, due on demand	9,980	9,980

Total notes payable — related parties	$163,980	$114,280

Note 4. Equity
On March 7, 2005, the Company completed a 1 for 45 reverse stock split whereby the Company issues 1 new share of the Company’s “Springfield” common stock for every 45 shares of the Company’s originally issued shares under the name “Nexle”. The reverse stock split resulted in the issuance of 498,322 new common shares.
On March 23, 2005, the Company issued an aggregate 4,100,000 common shares to 2 individuals for services rendered and valued at $0.10 per share or $410,000.
On March 28, 2005, the Company issued 5,950,000 common shares for consulting services rendered to the following individuals: 3,750,000 common shares to John M. King, 1,200,000 common shares to Joseph Muese, and 1,000,000 common shares to Ronald Dominique. The Company valued these shares at $.0048 per share or $28,454.
On June 6, 2005, the Company issued 1,000,000 common shares to Belmont Partners LLC for services rendered and valued at $.0001 per share or $100.

On June 10, 2005, the Company issued 10,000,000 common shares in aggregate for consulting services rendered by several individuals and valued at $.0048 per share or $47,821.
On July 29, 2006, the Company issued an aggregate 400,000 common shares for consulting services valued at $.0045 per share or $1,800.
On August 18, 2006, the Company issued 100,000 common shares to a consultant valued at $0.10 per share or $10,000.
Note 5. Restatements
In the June 30, 2006 financial statements as originally filed, there were 3 transactions reported as follows:
1. Acquisition of land from the then-majority shareholder for a $36,500 note payable. The land in fact was never acquired.
2. Issuance of 4,100,000 shares in 2005 and another 100,000 in 2006 to 2 individuals at $.10 per share or $420,000 for subscription notes receivable. The money was never collected.
The following summary balance sheet shows the effect on the 2006 balance sheet:

	As
	Originally		As
	Filed	Adjustments	Corrected

Current assets	$12,103		$12,103
Land	36,500	$(36,500)	—
Subscriptions receivable	420,000	(420,000)	—

Total Assets	$468,603	$(456,500)	$12,103

Accounts payable	$30,161		$30,161
Notes payable — related parties	150,780	(36,500)	114,280

Total Liabilities	180,941	(36,500)	144,441

Stockholders’ Equity (Deficit)	287,662	(420,000)	(132,338)

Total Liabilities and Equity	$468,603	$(456,500)	$12,103

Note 6. Subsequent Events
Subsequent events have been evaluated through the date of the auditor’s report and there are no material events.

INDEX TO EXHIBITS

Exhibit Page Number	Description of Document

*31	Certification of Alain Morlot, Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act pf 1934

*32	Certification of Alain Morlot, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350