Form 10-Q
period 2007-09-30
SPRINGFIELD COMPANY, INC.
filed 2010-07-02
CIK 1157850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission File Number 333-52945
(LOGO)
SPRINGFIELD COMPANY, INC.
(Exact name of registrant as specified in Its charter)

Delaware	52-2303874

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 Park Ave., 15th Floor, Ste. 1188, New York, NY	10022

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 231-8383
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 22, 2010, Springfield Company, Inc. had 22,048,323 shares of common stock, $.0001 par value, outstanding.

SPRINGFIELD COMPANY, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Springfield Company, Inc.
Balance Sheets
(A Development Stage Company)
(Unaudited)

	September 30, 2007	June 30, 2007
ASSETS

Current assets
Cash	$2,157	$24

Total current assets	2,157	24

Total assets	$2,157	$24

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$16,318	$17,581
Notes payable to related parties	173,498	163,980

Total current liabilities	189,816	181,561

Total liabilities	189,816	181,561

Stockholder’s deficit
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,048,323 shares issued and outstanding	2,205	2,205
Additional paid-in capital	497,333	497,333
Deficit accumulated during the development stage	(687,197)	(681,075)

Total stockholders’ deficit	(187,659)	(181,537)

Total liabilities and stockholders’ deficit	$2,157	$24

The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Operations
(A Development Stage Company)
(Unaudited)

	Three Months Ended		Period from
	September 30,		March 18, 1998 (inception)
	2007	2006	to September 30, 2007

Revenues	$—	$—	$56,221
Cost of revenues	—	—	(46,455)

Gross profit	—	—	9,766

General and administrative expenses	5,094	18,482	693,326

Operating loss	(5,094)	(18,482)	(683,560)

Interest expense	1,028	680	3,637

Net loss	$(6,122)	$(19,162)	$(687,197)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	22,048,323	22,048,323
The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

	Three months ended		Period from
	September 30,		March 18,1998 (inception)
	2007	2006	to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,122)	$(19,162)	$(687,197)
Adjustments
Shares issued for services	—	—	498,175
Depreciation	—	—	607
Loss on disposal of equipment	—	—	1,779
Changes in operating assets and liabilities:			—
Receivables	—	12,079	—
Accounts payable and accrued expenses	(1,263)	(4,317)	16,318

Net cash used in operating activities of operations	(7,385)	(11,400)	(170,318)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	—	—	(2,336)

CASH FLOW FROM FINANCING ACTIVITIES
Capital contributions	—	—	1,313
Repayments on related party notes payable	—	—	(47,954)
Proceeds from notes payable to related parties	9,518	11,400	221,452

Net cash provided by financing activities	9,518	11,400	174,811

NET CHANGE IN CASH	2,133	—	2,157
CASH AT BEGINNING OF YEAR	24	24	—

CASH AT END OF YEAR	$2,157	$24	$2,157

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

SPRINGFIELD COMPANY, INC.
Notes to the Unaudited Financial Statements
(A Development Stage Company)
Note A — Basis of Presentation
The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.
In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results which may be expected for the full year.
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
Note B — Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no significant revenues sources since fiscal 2002 and a negative working capital, which raises substantial doubt about its ability to continue as a going concern.
The Company’s target market is the construction and sales of low cost housing. The Company’s intent is to raise working capital through common stock offerings in an effort to continue its “Custom Homecraft Building Systems”. The system operations under the idea of completing most, if not all, of the house in a “factory assembly building”, then transporting the house in section for final assembly and near immediate occupancy. Present plans involve construction within thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared. The Company is in the development stage.
There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.
Note C — Change in Control
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. In assessing forward-looking statements included herein, readers are urged to carefully read those statements. When used in the Quarterly Report on Form 10-Q, the words “estimate”, “anticipate”, “expect”, “believe” and similar expressions are intended to be forward-looking statements.
In the ordinary course of business, we have made a number of estimates and assumption relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results from the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results in operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Results of Operations
The Company has had no significant revenues, no cash flows from operations and is funding its working capital needs from borrowings from related parties. These factors raise substantial doubt about its ability to continue as a going concern.
The Company’s target market is the construction and sales of low cost housing. The Company’s intent is to raise working capital through common stock offerings in an effort to continue its “Custom Homecraft Building Systems”. The system operates under the idea of completing most, if not all, of the house in a immediate occupancy. Present plans involve construction within about thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared. The Company is in the development stage and currently has no sales.
There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.
Capital Resources and Liquidity
Cash and cash equivalents were $2,157 and $24 at September, 2007 and June 30, 2007 respectively. The Company had a net working capital deficit of $187,659 at September 30, 2007, as compared with a deficit of $181,537 at June 30, 2007. The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.

To continue as a going concern, the Company has developed a low cost housing plan. The Company’s target market is the construction and sales of low cost housing. The Company’s intent is to raise working capital through common stock offerings in an effort t continue its “Custom Homecraft Building Systems”. The system operates under the idea of completing most, if not all, of the house in a “factory assembly building”, then transporting the house in sections for final assembly and near immediate occupancy. Present plans involve construction within about thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared. The Company is in the development stage and currently has no sales.
There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ materially from these estimates. Refer to Note 3 to our condensed unaudited financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for further information regarding our critical accounting policies and estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of demand for products and services; and, the level and intensity of competition in the housing industry.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation , the disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:
a) We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and
b) There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. Management’s efforts to address these deficiencies in its disclosure controls and procedures is reflected in its commitment to providing continued education and training for our Chief Financial Officer and accounting staff to ensure the level of expertise required for a public company. In addition, management has budgeted in the coming year for additional accounting staff to address internal control weaknesses associated with lack of segregation of duties.
There have been no changes to our internal control in the quarter ended September 30, 2007.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
NONE.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS
NONE.

ITEM 5.	OTHER INFORMATION
NONE.

ITEM 6.	EXHIBITS

Exhibit
No.	Description

31	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGFIELD COMPANY, INC.
Date: June 22, 2010	/s/ Alain Morlot
Alain Morlot
President and Chief Executive Officer (Principal Executive Officer)

/s/ Alain Morlot
Alain Morlot
Chief Financial Officer (Principal Financial and Accounting Officer)