Form 10-Q
period 2008-03-31
SPRINGFIELD COMPANY, INC.
filed 2010-07-02
CIK 1157850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission File Number 333-52945
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

SPRINGFIELD COMPANY, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Balance Sheets as of March 31, 2008 and June 30, 2007	3

Unaudited Statements of Operations for the Three and Nine Months Ended March 31, 2008 and 2007 and for the Period from Inception through March 31, 2008	4

Unaudited Statements of Cash Flows for the Nine Months Ended March 31, 2008 and 2007 and for the Period from Inception through March 31, 2008	5

Notes to the Unaudited Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	8

Item 4. Controls and Procedures	8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Shareholders	8

Item 5. Other Information	9

Item 6. Exhibits and Reports on Form 8-K	9

SIGNATURES	10

Exhibit 31
Exhibit 32

PART 1. FINANCIAL INFORMATION
Springfield Company, Inc.
Balance Sheets
(A Development Stage Company)
(Unaudited)

	March 31, 2008	June 30, 2007
ASSETS
Current assets
Cash	$—	$24

Total current assets	—	24

Total assets	$—	$24

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$21,558	$17,581
Notes payable to related parties	174,880	163,980

Total current liabilities	196,438	181,561

Total liabilities	196,438	181,561

Stockholder’s deficit
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,048,323 shares issued and outstanding	2,205	2,205
Additional paid-in capital	497,333	497,333
Deficit accumulated during the development stage	(695,976)	(681,075)

Total stockholders’ deficit	(196,438)	(181,537)

Total liabilities and stockholders’ deficit	$—	$24

The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Operations
(A Development Stage Company)
(Unaudited)

	Three months ended		Nine months ended		Period from
	March 31,		March 31,		March 18, 1998 (inception)
	2008	2007	2008	2007	to March 31, 2008

Revenues	$—	$—	$—	$—	$56,221
Cost of revenues	—	—	—	—	(46,455)

Gross profit	—	—	—	—	9,766

General and administrative expenses	1,183	20,394	11,817	50,643	700,049

Operating loss	(1,183)	(20,394)	(11,817)	(50,643)	(690,283)

Interest expense	1,028	680	3,084	2,040	5,693

Net loss	$(2,211)	$(21,074)	$(14,901)	$(52,683)	$(695,976)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	22,048,323	22,048,323	22,048,323	22,048,323
The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

	Nine months ended		Period from
	March 31,		March 18,1998 (inception)
	2008	2007	to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,901)	$(52,683)	$(695,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	—	—	498,175
Depreciation	—	—	607
Loss on disposal of equipment	—	—	1,779
Changes in operating assets and liabilities:
Receivables	—	12,227	—
Accounts payable and accrued expenses	3,977	(2,744)	21,558

Net cash used in operating activities of operations	(10,924)	(43,200)	(173,857)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	—	—	(2,336)

Net cash used in investing activities	—	—	(2,336)

CASH FLOW FROM FINANCING ACTIVITIES
Capital contributions	—	—	1,313
Repayments of related party notes payable	—	—	(47,954)
Proceeds from notes payable to related parties	10,900	43,200	222,834

Net cash provided by financing activities	10,900	43,200	176,193

NET CHANGE IN CASH	(24)	—	—
CASH AT BEGINNING OF YEAR	24	24	—

CASH AT END OF YEAR	$—	$24	$—

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

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
Capital Resources and Liquidity
Cash and cash equivalents were $0 and $24 at March 31, 2008 and June 30, 2007 respectively. The Company had a net working capital deficit of $196,438 at March 31, 2008, as compared with a deficit of $181,537 at June 30, 2007. The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation , the disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:
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
There have been no changes to our internal control in the quarter ended March 31, 2008.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
NONE.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE
ITEM 3. DEFULTS UPON SENIOR SECURITIES
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