Form 10-K
period 2008-06-30
SPRINGFIELD COMPANY, INC.
filed 2010-07-02
CIK 1157850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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
3320 FM 359, Richmond, TX 77469
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.0001 per share	NASDAQ – OTCBB Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 22,048,323 shares of Common stock, par value $0.0001 per share, outstanding. As of June 30, 2008, the aggregate market value of the Common stock held by nonaffiliates of the registrant was approximately $2,204.
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
Springfield Company, Inc., formerly known as Nexle Corp., through its “Custom Homecraft Building Systems”, had as its purpose, through June 30, 2007, to develop low cost housing with quality architectural design and construction. The system as envisioned operated under the idea of completing most, if not all, of the house in a “factory assembly building”, then transporting the house in sections for final assembly and near immediate occupancy, i.e. construction within about thirty days, and set-up on the home site within three to seven days where foundation and utilities have been pre-prepared. The Company, as of June 30, 2008, was in the development stage and currently has no sales.
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
Employee Relations
At June 30, 2008, the Company had no employees.
Management considers its employee relations to be satisfactory.
Competition
Presently, the Company feels that there is very little competition for its target market of low-cost housing in primarily rural locations. (But see “Subsequent Events, Item 1” supra).

Item 2.	Properties
None.

Item 3.	Legal Proceedings
The Company is subject to litigation, in the ordinary conduct of its operations. As of June 30, 2008, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders
None.
PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Stock Information
Traded On the Pink Sheets Quotation System — The Company’s Common Stock, $.0001 par value, is listed on the Pink Sheets exchange under the Symbol “SFLD”. As of June 30, 2008, there were approximately 37 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.
The aggregate market value of the Company’s voting stock held by non-affiliates was approximately $610 on June 30, 2008.
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
The Company has no revenues since fiscal 2003 and expenses incurred consist primarily of general and administrative costs, employment costs and compensation costs associated with common stock issuances. The Company is in the development stage and currently has no sales.
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
The Company had a net working capital deficit of $197,823 at June 30, 2008, as compared with a deficit of $181,537 at June 30, 2007. The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.
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
Capital Resources and Liquidity
Cash and cash equivalents were $ — and $24 at June 30, 2008 and 2007, respectively. The Company had a net working capital deficit of $197,823 at June 30, 2008, as compared with a deficit of $181,537 at June 30, 2007. The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.
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
At June 30, 2008 and 2007, the Company had outstanding principal balances of $174,880 and $163,980 under several note agreements with related parties. The borrowings are used for working capital requirements.

At June 30, 2008, the Company had an aggregate 22,048,323 shares of common stock issued and outstanding. The Company is authorized to issue up to 50,000,000 shares of common stock.
The Company intends to finance its working capital requirements through proceeds from common stock issuances and debt.

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
The following table sets forth certain information with respect to the Company’s directors and officers in FY 2008.

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
Meetings and Committees of the Board of Directors
During the fiscal year ended June 30, 2008 (“Fiscal 2008”), the Company’s Board of Directors formally met on four occasions. Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors during Fiscal 2008. The Board of Directors has no committees.
Compensation of Directors
The Company does not provide director compensation presently. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.
Item 11. Executive Compensation
The following sets forth, for the fiscal years ended June 30, 2008, 2007, and 2006, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the current and former Chief Executive Officer, and the other most highly compensated executive officers of the Company at June 30, 2006 who received compensation of at least $100,000 during Fiscal 2008 (collectively, the “Named Officers”).
No officers of the Company are currently under an employment agreement or receive compensation.
OPTION/SAR Grants in Last Fiscal Year
There were no Options/SARs granted during Fiscal 2008 to the Named Officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information concerning ownership of the Company’s Common Stock, as of June 30, 2008, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company’s directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.

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
The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 3, 4, or 5’s were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during Fiscal 2008.

Item 13.	Certain Relationships and Related Transactions
The following schedule reflects the various note agreements and principal amounts due at June 30, 2008 and 2007. Foreign Futures, Green Acres, High Sierra, and Pecan Tree are entities owned by the brother of John M. King, the Company’s President. The note payable for land is due to the brother of John M. King.

	2008	2007
Note payable to Foreign Futures, a related party, at 2.5%, payable as cash flow allows	$58,750	$56,450
Note payable to Green Acres, a related party, at 2.5%, payable as cash flow allows	41,150	41,150
Note payable to High Sierra, a related party, at 2.5%, payable as cash flow allows	46,450	46,450
Note payable to Pecan Tree, a related party, at 2.5%, payable as cash flow allows	9,950	9,950
Note payable to GGMF, a related party, at 2.5% payable as cash flow allows	8,600	—
Note payable to J. King, a related party, at 2.5%, payable as cash flow allows	9,980	9,980

Total long-term debt	174,880	163,980
Less — current maturities	174,880	163,980

Total long-term debt, net of current maturities	$—	$—

Item 14.	Principal Accounting Fees and Services

	2008	2007
Audit fees	$6,920	$5,605
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

The Company currently does not have an audit committee. Therefore, the current policy of the Board of Directors of the Company is to pre-approve all professional services performed by the Company’s independent accountants. The Board of Directors pre-approved all such professional services for the year ended June 30, 2008.

Item 15.	Exhibits, Financial Statement Schedules, Exhibits and Reports on Form 8-K.
I.	The following financial statements, schedules and exhibits are filed as part of this report:
(1) and (2) Financial Statements and Financial Statement Schedules -
See Index to Financial Statements on Page F-1.
(3) Exhibits.
See Index to Exhibits.
II.	Reports on Form 8-K — The Company filed no reports on Form 8-K under the Securities and Exchange Act of 1934 during the year ended June 30, 2008
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
June 30, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Springfield Company, Inc.
(a development stage company)
New York, New York
We have audited the accompanying balance sheets of Springfield Company, Inc. as of June 30, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from inception (March 18, 1998) through June 30, 2008. The financial statements for the period March 18, 1998 (inception) through June 30, 2006 were audited by other auditors whose reports expressed qualified opinions on those statements. The financial statements for the period March 18, 1998 (inception) through June 30, 2006 include total revenues and net loss of $56,221 and $630,563, respectively. Our opinion on the statements of operations, shareholders’ equity (deficit), and cash flows for the period March 18, 1998 (inception) through June 30, 2008, insofar as it relates to amounts for prior periods through June 30, 2006, is based solely on the report of other auditors. These financial statements are the responsibility of the Springfield Company, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springfield Company, Inc. as of June 30, 2008 and 2007 and the results of operations and cash flows for the years then ended and for the period from inception (March 18, 1998) through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.
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
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
June 30, 2010

Springfield Company, Inc.
Balance Sheets
June 30, 2008 and 2007

	June 30	June 30
	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$—	$24

Total assets	$—	$24

Liabilities and Stockholder’s Deficit

Current liabilities:
Accounts payable and accrued expenses	$22,943	$17,581
Notes payable to related parties	174,880	163,980

Total current liabilities	197,823	181,561

Stockholders’ deficit
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,048,323 shares issued and outstanding	2,205	2,205
Additional paid-in capital	497,333	497,333
Accumulated deficit	(697,361)	(681,075)

Total stockholders’ deficit	(197,823)	(181,537)

Total liabilities and stockholders’ deficit	$—	$24

The accompanying notes are an integral part of these condensed financial statements.

Springfield Company, Inc.
Statements of Operations

			Period from
			March 18, 1998
			(Inception)
			Through
	Years Ended June 30		June 30,
	2008	2007	2008

Revenue	$—	$—	$56,221
Cost of revenue	—	—	46,455

Gross profit	—	—	9,766

General and administrative expenses	12,175	47,794	700,407

Operating loss	(12,175)	(47,794)	(690,941)

Interest expense	4,111	2,718	6,720

Net loss	$(16,286)	$(50,512)	$(697,361)

Basic and diluted earnings (loss) per share:
Earnings (loss) per common share	$(0.00)	$(0.00)	n/a

Basic and diluted weighted average common shares outstanding	22,048,323	22,048,323	n/a
The accompanying notes are an integral part of these condensed financial statements.

Springfield Company, Inc.
Statements of Cash Flows

			Period from
			March 18, 1998
			(Inception)
			Through
	Years Ended June 30		June 30,
	2008	2007	2008
Cash flows used by operating activities
Net loss	$(16,286)	$(50,512)	$(697,361)
Adjustments:
Shares issued for services			498,175
Depreciation			607
Loss on disposal of equipment			1,779
Changes in assets and liabilities:
Receivables	—	12,079	—
Accounts payable and accrued expenses	5,362	(12,580)	22,943

Net cash used by operating activities	(10,924)	(51,013)	(173,857)

Cash flows used by investing activities:
Purchase of equipment	—	—	(2,336)

Cash flows provided by financing activities:
New borrowings from related party notes	10,900	49,700	222,834
Capital Contributions	—	1,313	1,313
Repayments on notes payable — related parties		—	(47,954)

Net cash provided (used) by financing activities	10,900	51,013	176,193

Net increase (decrease) in cash	(24)	—	—

Cash and cash equivalents, beginning of year	24	24	—

Cash and cash equivalents, end of year	$—	$24	$—

Supplemental disclosures:
Cash paid for federal income taxes	$—	$—	$—

Cash paid for interest	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Springfield Company, Inc.
Statements of Stockholders’ Deficit
Years Ended June 30, 2008 and 2007 and for the
Period from March 18, 1998 (Inception) through June 30, 2008

			Additional	Retained
	Common Stock		paid-in	earnings
	Shares	Amount	Capital	(deficit)	Total
Initial founders shares, issued March 18, 1998	443,664	$44	$—	$(44)	$—
Net loss — 2000	—	—	—	(954)	(954)
Additional shares issued to founders	54,659	5	—	(5)	—
Net loss — 2001	—	—	—	(4,500)	(4,500)
Net income — 2002	—	—	—	5,454	5,454
Net loss — 2003	—	—	—	—	—
Net loss — 2004	—	—	—	—	—

Balance June 30, 2004	498,323	50	—	(50)	—

Issuance of common stock for services	4,100,000	410	409,590		410,000
Issuance of common stock for services	1,000,000	100			100
Issuance of common stock for services	15,950,000	1,595	74,680		76,275
Net loss for 2005		—	—	(539,326)	(539,326)

Balance-June 30, 2005	21,548,323	2,155	484,270	(539,376)	(52,951)

Issuance of common stock for services	100,000	10	9,990		10,000
Issuance of common stock for services	400,000	40	1,760		1,800

Net loss for 2006				(91,187)	(91,187)

Balance-June 30, 2006	22,048,323	2,205	496,020	(630,563)	(132,338)

Contributed capital			1,313		1,313

Net loss for 2007				(50,512)	(50,512)

Balance-June 30, 2007	22,048,323	2,205	497,333	(681,075)	(181,537)

Net loss for 2008				(16,286)	(16,286)

Balance-June 30, 2008	22,048,323	2,205	497,333	(697,361)	(197,823)
The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
(A Development Stage Company)
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
Basic and Diluted Net Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended June 30, 2008 and 2007, the Company did not have potentially dilutive shares issued or outstanding.
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
Note 3. Payable – Related Parties
Long-term debt is summarized as follows as June 30:

	2008	2007

Note payable to Foreign Futures, a related party, interest at 2.5% per annum, due on demand	$58,750	$56,450
Note payable to Green Acres, a related party, interest at 2.5% per annum, due on demand	41,150	41,150
Note payable to High Sierra, a related party, interest at 2.5% per annum, due on demand	46,450	46,450
Note payable to Pecan Tree, a related party, interest at 2.5% per annum, due on demand	9,950	9,950
Note payable to J. King, a related party, interest at 2.5% per annum, due on demand	9,980	9,980
Note payable to GGMF Interest, LLC, a related party, interest at 2.5% per annum, due on demand	8,600	—

Total notes payable — related parties	$174,880	$163,980

Note 4. Stockholders’ Equity
On March 7, 2005, the Company completed a 1 for 45 reverse stock split whereby the Company issued 1 new share of the Company’s “Springfield” common stock for every 45 shares of the Company’s originally issued shares under the name “Nexle”. The reverse stock split resulted in the issuance of 498,322 new common shares.
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