Form 10-Q
period 2008-09-30
SPRINGFIELD COMPANY, INC.
filed 2010-07-02
CIK 1157850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Commission File Number 333-52945
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

SPRINGFIELD COMPANY, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

PART 1. FINANCIAL INFORMATION
Springfield Company, Inc.
Balance Sheets
(A Development Stage Company)
(Unaudited)

	September 30, 2008	June 30, 2008
ASSETS

Current assets
Cash	$86,755	$—

Total current assets	86,755	—

Total assets	$86,755	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$27,361	$22,943
Note payable to related party	150,000	—
Notes payable to related parties	174,880	174,880

Total current liabilities	352,241	197,823

Total liabilities	352,241	197,823

Stockholder’s deficit
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,048,323 shares issued and outstanding	2,205	2,205
Additional paid-in capital	497,333	497,333
Deficit accumulated during the development stage	(765,024)	(697,361)

Total stockholders’ deficit	(265,486)	(197,823)

Total liabilities and stockholders’ deficit	$86,755	$—

The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Operations
(A Development Stage Company)
(Unaudited)

	Three months ended September 30,		Period from March 18, 1998 (inception)
	2008	2007	to September 30, 2008

Revenues	$—	$—	$56,221
Cost of revenues	—	—	(46,455)

Gross profit	—	—	9,766

General and administrative expenses	63,389	5,094	763,796
Operating loss	(63,389)	(5,094)	(754,030)

Interest expense	4,274	1,028	10,994

Net loss	$(67,663)	$(6,122)	$(765,024)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	22,048,323	22,048,323
The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

	Three months ended September 30,		Period from March 18, 1998 (inception)
	2008	2007	to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,663)	$(6,122)	$(765,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	—	—	498,175
Depreciation	—	—	607
Loss on disposal of equipment	—	—	1,779
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,418	(1,263)	27,361

Net cash used in operating activities	(63,245)	(7,385)	(237,102)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	—	—	(2,336)

Net cash used in investing activities	—	—	(2,336)

CASH FLOW FROM FINANCING ACTIVITIES
Capital contributions	—	—	1,313
Repayments on notes payable to related parties	—	—	(47,954)
Proceeds from notes payable to related parties	150,000	9,518	372,834

Net cash provided by financing activities	150,000	9,518	326,193

NET CHANGE IN CASH	86,755	2,133	86,755
CASH AT BEGINNING OF YEAR	—	24	—

CASH AT END OF YEAR	$86,755	$2,157	$86,755

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

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
Note C — Related Party Notes Payable
At September 30, 2008 and June 30, 2008, the Company had outstanding principal balances of $324,880 and $174,880 under several note agreements with related parties. The borrowings are used for working capital requirements. The increase from year ended June 30, 2008 to September 30, 2008 was due to an infusion of working capital from Credit Capital, the new management of the Company.
Note D — Change in Control
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
Results of Operations
The Company has had no significant revenues, no cash flows from operations and is funding its working capital needs from borrowings and/or the private placement of unregistered equity securities. These factors raise substantial doubt about its ability to continue as a going concern.
In September 2008, concurrent with the purchase and sale of 92% of the issued and outstanding common stock of the Company to new investors, it was a foregoing conclusion that the Company’s business strategy would change, to wit: the Company is now in the business of real estate development and property management specializing in signature championship golf course communities featuring signature golf academies, and each with a luxury hotel/spa as a centerpiece. Potential sites are being considered world-wide. To date, no sites are finalized. The Company is in the development stage and currently has no sales.
There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.
Capital Resources and Liquidity
Cash and cash equivalents were $86,755 and $0 at September, 2008 and June 30, 2008 respectively. The Company had a net working capital deficit of $265,486 at September 30, 2008, as compared with a deficit of $197,823 at June 30, 2008. the Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.
To continue as a going concern, the Company has developed a new business plan based on the joint venture with landowners in locations where it is deemed that a market exists for a community driven by signature championship golf course development tied to a signature golf course academy with a luxury resort hotel/spa as a centerpiece. The Company is looking world-wide. A debt facility will be a necessary element to the Company’s success.

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
There have been no changes to our internal control in the quarter ended September 30, 2008.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
NONE.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE.
ITEM 3. DEFULTS UPON SENIOR SECURITIES
NONE.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS
NONE.

ITEM 5. OTHER INFORMATION
On October 8, 2008 Credit Capital, Inc., an entity with its principal address of Officer No. 401-17, 4th Floor, The Century Tower Building, c/o Ricardo J. Aolfara, Panama City, Rep. of Panama, entered into an assignable agreement with the Company and the principal shareholders of the Company to purchase 92% of the capital stock of the Company for $150,000 plus 3% of the issued and outstanding shares of the Company. This transaction was funded September 3, 2008; but, the new management did not have an organizational meeting until October 3, 2008.
As of October 3, 2008, the Officers and Directors of the Company changed (See 8K Report dated December 3, 2008 incorporated by reference).
As of October 3, 2008, the business of the Company formally changed to reflect the stated intent of the individuals who acquired voting control of the Company. The Company’s new focus is real estate development and property management specializing in the development and management of luxury golf course communities. Each community will boast signature championship golf courses, a signature golf academy and have a resort hotel and spa as a centerpiece.
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