Form 10-Q
period 2008-12-31
SPRINGFIELD COMPANY, INC.
filed 2010-07-02
CIK 1157850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
Commission File Number 333-52945
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

SPRINGFIELD COMPANY, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2008

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Balance Sheets as of December 31, 2008 and June 30, 2008	3

Unaudited Statements of Operations for the Three and Six Months Ended December 31, 2008 and 2007 and for the Period from Inception through December 31, 2008	4

Unaudited Statements of Cash Flows for the Six Months Ended December 31, 2008 and 2007 and for the Period from Inception through December 31, 2008	5

Notes to the Unaudited Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	9

Item 4. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Shareholders	9

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	11

Exhibit 31
Exhibit 32

PART 1. FINANCIAL INFORMATION
Springfield Company, Inc.
Balance Sheets
(A Development Stage Company)
(Unaudited)

	December 31, 2008	June 30, 2008
ASSETS
Current assets
Cash	$60,935	$—
Total current assets	60,935	—

Total assets	$60,935	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,433	$22,943
Notes payable to related parties	150,000	174,880
Total current liabilities	152,433	197,823

Total liabilities	152,433	197,823

Stockholder’s deficit
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,048,323 shares issued and outstanding	2,205	2,205
Additional paid-in capital	701,074	497,333
Deficit accumulated during the development stage	(794,777)	(697,361)
Total stockholders’ deficit	(91,498)	(197,823)

Total liabilities and stockholders’ deficit	$60,935	$—
The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Operations
(A Development Stage Company)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,		Period from March 18, 1998 (inception)
	2008	2007	2008	2007	to December 31, 2008
Revenues	$—	$—	$—	$—	$56,221
Cost of revenues	—	—	—	—	(46,455)
Gross profit	—	—	—	—	9,766

General and administrative expenses	25,479	5,539	88,868	10,634	789,275
Operating loss	(25,479)	(5,539)	(88,868)	(10,634)	(779,509)
Interest expense	4,274	1,028	8,548	2,056	15,268
Net loss	$(29,753)	$(6,567)	$(97,416)	$(12,690)	$(794,777)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	22,048,323	22,048,323	22,048,323	22,048,323
The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

	Six months ended December 31,		Period from March 18, 1998 (inception)
	2008	2007	to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,416)	$(12,690)	$(794,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	—	—	498,175
Depreciation	—	—	607
Loss on disposal of equipment	—	—	1,779
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,351	1,766	31,294

Net cash used in operating activities	(89,065)	(10,924)	(262,922)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	—	—	(2,336)

Net cash used in investing activities	—	—	(2,336)

CASH FLOW FROM FINANCING ACTIVITIES
Capital contributions	—	—	1,313
Repayments on notes payable to related parties	—	—	(47,954)
Proceeds from notes payable to related parties	150,000	10,900	372,834

Net cash provided by financing activities	150,000	10,900	326,193

NET CHANGE IN CASH	60,935	(24)	60,935

CASH AT BEGINNING OF YEAR	—	24	—
CASH AT END OF YEAR	$60,935	$—	$60,935

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness by related parties	$203,741	$—	$203,741

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

Note C — Related Party Notes Payable
At December 31, 2008 and June 30, 2008, the Company had outstanding principal balances of $150,000 and $174,880 under several note agreements with related parties. The borrowings are used for working capital requirements. The change in related party notes payable from year ended June 30, 2008 to December 31, 2008 was due to an infusion of working capital of $150,000 from Credit Capital, the new management of the Company and a debt settlement agreement between the Company and Belmont Partners, LLC which resulted in the forgiveness of $174,880 in related party notes payable. In addition, $28,861 of accounts payable and accrued expenses was also forgiven.
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
As of October 8, 2008, the business of the Company formally changed to pursue real estate development and property management specializing in the development and management of luxury golf course communities. Each community will boast signature championship golf courses, a signature golf course academy and have a resort hotel and spa as a centerpiece. The Company will depend on the benefits of joint ventures, debt financing, sale of common stock through exempt offering(s) and/or public offering(s) to provide working capital.
There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.
Capital Resources and Liquidity
Cash and cash equivalents were $60,935 and $0 at December 31, 2008 and June 30, 2008 respectively. The Company had a net working capital deficit of $91,498 at December 31, 2008, as compared with a deficit of $197,823 at June 30, 2008. The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.
To continue as a going concern, the Company will require capital. The Company plans to use debt, the leverage of joint venture(s), debt facilities, proceeds from private placement of unregistered securities to accredited investors and, eventually, a public offering. The Company is in the development stage and currently has no sales.
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
There have been no changes to our internal control in the quarter ended December 31, 2008.
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