Form 10-Q
period 2009-03-31
SPRINGFIELD COMPANY, INC.
filed 2010-07-02
CIK 1157850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission File Number 333-52945
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

SPRINGFIELD COMPANY, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Balance Sheets as of March 31, 2009 and June 30, 2008	3

Unaudited Statements of Operations for the Three and Nine Months Ended March 31, 2009 and 2008 and for the Period from Inception through March 31, 2009	4

Unaudited Statements of Cash Flows for the Nine Months Ended March 31, 2009 and 2008 and for the Period from Inception through March 31, 2009	5

Notes to the Unaudited Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	9

Item 4. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Shareholders	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	10

SIGNATURES	11

Exhibit 31
Exhibit 32

PART 1. FINANCIAL INFORMATION
Springfield Company, Inc.
Balance Sheets
(A Development Stage Company)
(Unaudited)

	March 31, 2009	June 30, 2008
ASSETS

Current assets
Cash	$44,441	$—
Total current assets	44,441	—

Total assets	$44,441	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$6,707	$22,943
Notes payable to related parties	150,000	174,880
Total current liabilities	156,707	197,823
Total liabilities	156,707	197,823

Stockholder’s deficit
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,048,323 shares issued and outstanding	2,205	2,205
Additional paid-in capital	701,074	497,333
Deficit accumulated during the development stage	(815,545)	(697,361)
Total stockholders’ deficit	(112,266)	(197,823)

Total liabilities and stockholders’ deficit	$44,441	$—
The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Operations
(A Development Stage Company)
(Unaudited)

	Three months ended		Nine months ended		Inception to
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$56,221
Cost of revenues	—	—	—	—	(46,455)
Gross profit	—	—	—	—	9,766

General and administrative expenses	16,494	1,183	105,362	11,817	805,769
Operating loss	(16,494)	(1,183)	(105,362)	(11,817)	(796,003)
Interest expense	4,274	1,028	12,822	3,084	19,542
Net loss	$(20,768)	$(2,211)	$(118,184)	$(14,901)	$(815,545)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	22,048,323	22,048,323	22,048,323	22,048,323
The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

	Nine months ended March 31,		Period from March 18, 1998 (inception)
	2009	2008	to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(118,184)	$(14,901)	$(815,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	—	—	498,175
Depreciation	—	—	607
Loss on disposal of equipment	—	—	1,779
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,625	1,259	35,568

Net cash used in operating activities	(105,559)	(13,642)	(279,416)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	—	—	(2,336)

Net cash provided by financing activities	—	—	(2,336)

CASH FLOW FROM FINANCING ACTIVITIES
Capital contributions	—	—	1,313
Repayments on notes payable to related parties	—	—	(47,954)
Proceeds from notes payable to related parties	150,000	13,618	372,834

Net cash provided by financing activities	150,000	13,618	326,193

NET CHANGE IN CASH	44,441	(24)	44,441
CASH AT BEGINNING OF YEAR	—	24	—

CASH AT END OF YEAR	$44,441	$—	$44,441

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness by related parties	$203,741	$—	$203,741

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
Capital Resources and Liquidity
Cash and cash equivalents were $44,441 and $0 at March 31, 2009 and June 30, 2008 respectively. The Company had a net working capital deficit of $112,266 at March 31, 2009, as compared with a deficit of $197,823 at June 30, 2008. The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.

To continue as a going concern, the Company will require capital. The Company plans to use debt, the leverage of joint venture(s), proceeds from private placement of unregistered securities to accredited investors, and, eventually, a public offering to provide working capital. The Company is in the development stage and currently has no sales.
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
There have been no changes to our internal control in the quarter ended March 31, 2009.

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