Form 10-K
period 2009-06-30
SPRINGFIELD COMPANY, INC.
filed 2010-07-02
CIK 1157850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-21956
(COMPANY LOGO)
Springfield Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2303874 (I.R.S. Employer Identification No.)
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
Springfield Company, Inc., formerly known as Nexle Corp., through its “Custom Homecraft Building Systems”, had as its purpose, up until September, 2008, to develop low cost housing with quality architectural design and construction.
Subsequent Events
Subsequent events, as noted in the notes to the audited financial statements, demonstrate that as of October 3, 2008, the business of the Company changed. The Company’s new focus is real estate development and property management specializing in the development and management of luxury golf course communities. Each community will boast signature championship golf courses, a signature golf academy and have a resort hotel and spa as a centerpiece.
Operating Results
The Company has had limited revenues since fiscal 2002, and expenses incurred consist primarily of general and administrative costs, employment costs and compensation costs associated with common stock issuances. The Company is in the development stage and currently has no sales.
The Company will require significant working capital to pursue its stated objectives. The Company envisions the leverage of joint venture(s), debt, equity from the private placement of its unregistered securities to accredited investors (exempt transactions) and, eventually, a public stock offering of its common stock.
There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.
Employee Relations
At June 30, 2009, the Company had no employees.
Management considers its employee relations to be satisfactory.
Competition
There is significant competition in the resort, hotel, spa, golf vacation and real estate development industries. The economy in general, worldwide, is in a downturn. The Company intends to target those locations considered “world” or “trophy” class in order to succeed. Notwithstanding, the potential pitfalls are very real and numerous. Besides the usual risks of real estate development and management, there are large public hospitality companies with far greater resources actively pursuing this market.

Item 2.	Properties
None.

Item 3.	Legal Proceedings
The Company is subject to litigation, in the ordinary conduct of its operations. As of June 30, 2009, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders
None.
PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Stock Information
Traded On the Pink Sheets Quotation System — The Company’s Common Stock, $.0001 par value, is listed on the Pink Sheets exchange under the Symbol “SFLD”. As of June 30, 2009, there were approximately 50 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.
The aggregate market value of the Company’s voting stock held by non-affiliates was approximately $661 on June 30, 2009.
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
The Company has had no significant revenues since fiscal 2005 and expenses incurred consist primarily of general and administrative costs, employment costs and compensation costs associated with common stock issuances. The Company is in the development stage and currently has no sales.
The Company has embarked on a new direction. Formerly, the Company tried unsuccessfully to enter the pre-fab home construction business. Since October 3, 2008 the new focus is the development and management of golf oriented resort communities world-wide.
The Company had a net working capital deficit of $146,048 at June 30, 2009, as compared with a deficit of $197,823 at June 30, 2008. The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.
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
Results of Operations
The Company has had no significant revenues since 2005 and is currently funding its working capital requirements through borrowings under note agreements with related parties. Expenses incurred include general and administrative costs, employment costs and compensation costs incurred on common stock issuances. Therefore, a comparison of the results of operations would not provide useful or comparable information at this time.
Capital Resources and Liquidity
Cash and cash equivalents were $14,934 and $0.00 at June 30, 2009 and 2008, respectively. The Company had a net working capital deficit of $146,048 at June 30, 2009, as compared with a deficit of $197,823 at June 30, 2008. The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.
There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.
At June 30, 2009 and 2008, the Company had outstanding principal balances of $150,000 and $174,880 under several note agreements with related parties. The borrowings are used for working capital requirements.
At June 30, 2009, the Company had an aggregate 22,048,323 shares of common stock issued and outstanding. The Company is authorized to issue up to 50,000,000 shares of common stock.
The Company intends to finance its working capital requirements through proceeds from joint venture(s), debt, private placement of common stock to accredited investors (exempt transactions), and eventually, a public offering.

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
PART III

Item 10.	Directors and Executive Officers of the Registrant
The following table sets forth certain information with respect to the Company’s directors and officers in FY 2009.

NAME	POSITION	AGE
Alain Morlot	CEO, Chairman, Director	66
Phillipe Balmette	Chief Strategy Officer, Director	49
Eric Tardiff	Chief Technical Officer, Director	43
Odile Pommerol	Chief Administrative Officer	71
Julen Penven	Chief Visionary Officer, Director	83
Meetings and Committees of the Board of Directors
During the fiscal year ended June 30, 2009 (“Fiscal 2009”), the Company’s Board of Directors formally met on four occasions. Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors during Fiscal 2009. The Board of Directors has no committees.
Compensation of Directors
The Company does not provide director compensation presently. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Item 11.	Executive Compensation
The following sets forth, for the fiscal years ended June 30, 2009, 2008, and 2007, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the current and former Chief Executive Officer, and the other most highly compensated executive officers of the Company at June 30, 2007 who received compensation of at least $100,000 during Fiscal 2009 (collectively, the “Named Officers”).
No officers of the Company are currently under an employment agreement or receive compensation.
OPTION/SAR Grants in Last Fiscal Year
There were no Options/SARs granted during Fiscal 2009 to the Named Officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information concerning ownership of the Company’s Common Stock, as of June 30, 2009, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company’s directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.

	Amount of	Nature of	Percent of
Name and address (1)	Ownership	Ownership (2)	Class (3)
Alain Morlot, 2 rue Gager Gabillot, 75015 Paris — France	2,000 Shares	Common Stock	.009%
Phillipe Balmette, 49 rue Santos Dumont, 75015 Paris — France	2,000 Shares	Common Stock	.009%
Eric Tardiff, 107bis Avenue du General de Gaulle, 44500 La Baule — France	2,000 Shares	Common Stock	.009%
Odile Pommerol, 6 rue Lhuillier, 75015 Paris — France	2,000 Shares	Common Stock	.009%
Julen Penven, 107 rue du President Wilson, 92300 Levallois Perret — France	2,000 Shares	Common Stock	.009%
Directors and Officers as a class	10,000 Shares	Common Stock	.045%
Triple G Invest Ltd., #58 Shirley St., Nassau, Bahamas	13,579,800 Shares	Common Stock	61.54%
Capital Credit, Inc., Office #401-17, The Century Tower Building, Via Ricardo J. Alfaro, Panama City, Republic of Panama	6,694,500 Shares	Common Stock	30.36%

1.	Unless otherwise indicated, the address of each beneficial owner is c/o the Company, 410 Park Ave., 15th Fl, Ste. 1188, New York, NY 10022.

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
The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 3, 4, or 5’s were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during Fiscal 2009.

Item 13.	Certain Relationships and Related Transactions
The following schedule reflects the various note agreements and principal amounts due at June 30, 2009. Foreign Futures, Green Acres, High Sierra, and Pecan Tree are entities owned by the brother of former director, John M. King, the Company’s Past-President. The note payable for land was due to the brother of John M. King.

2008
Note payable to Foreign Futures, a related party, at 2.5%, payable as cash flow allows	$58,750
Note payable to Green Acres, a related party, at 2.5%, payable as cash flow allows	41,150
Note payable to High Sierra, a related party, at 2.5%, payable as cash flow allows	46,450
Note payable to Pecan Tree, a related party, at 2.5%, payable as cash flow allows	9,950
Note payable to GGMF, a related party, at 2.5%, payable as cash flow allows	8,600
Note payable to J. King, a related party, at 2.5%, payable as cash flow allows	9,980

Total long-term debt	174,880
Less — current maturities	174,880

Total long-term debt, net of current maturities	$—

All of the foregoing notes were cancelled and recognized as income in FY 2009

Item 14.	Principal Accounting Fees and Services

	2009	2008
Audit fees	$5,000	$6,920
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

The Company currently does not have an audit committee. Therefore, the current policy of the Board of Directors of the Company is to pre-approve all professional services performed by the Company’s independent accountants. The Board of Directors pre-approved all such professional services for the year ended June 30, 2009.

Item 15.	Exhibits, Financial Statement Schedules, Exhibits and Reports on Form 8-K.
I.	The following financial statements, schedules and exhibits are filed as part of this report:
(1) and (2) Financial Statements and Financial Statement Schedules —
See Index to Financial Statements on Page F-1.
(3) Exhibits.
See Index to Exhibits.
II.	Reports on Form 8-K — To Be Filed
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINGFIELD COMPANY, INC.
June 22, 2010	/s/
Alain Morlot
President, Chief Executive Officer and Chief Financial Officer

SPRINGFIELD COMPANY, INC.
INDEX TO FINANCIAL STATEMENTS
June 30, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Springfield Company, Inc.
(a development stage company)
New York, New York
We have audited the accompanying balance sheets of Springfield Company, Inc. as of June 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from inception (March 18, 1998) through June 30, 2009. The financial statements for the period March 18, 1998 (inception) through June 30, 2006 were audited by other auditors whose reports expressed qualified opinions on those statements. The financial statements for the period March 18, 1998 (inception) through June 30, 2006 include total revenues and net loss of $56,221 and $630,563, respectively. Our opinion on the statements of operations, shareholders’ equity (deficit), and cash flows for the period March 18, 1998 (inception) through June 30, 2009, insofar as it relates to amounts for prior periods through June 30, 2006, is based solely on the report of other auditors. These financial statements are the responsibility of the Springfield Company, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springfield Company, Inc. as of June 30, 2009 and 2008 and the results of operations and cash flows for the years then ended and for the period from inception (March 18, 1998) through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.
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
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
June 30, 2010

Springfield Company, Inc.
Balance Sheets
June 30, 2009 and 2008

	June 30	June 30
	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$14,934	$—

Total assets	$14,934	$—

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$10,982	$22,943
Note payable to related party	150,000	—
Notes payable to related parties	—	174,880

Total current liabilities	160,982	197,823

Stockholders’ deficit
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,048,323 and 22,048,323 shares issued and outstanding, respectively	2,205	2,205
Additional paid-in capital	701,074	497,333
Accumulated deficit	(849,327)	(697,361)

Total stockholders’ deficit	(146,048)	(197,823)

Total liabilities and stockholders’ equity	$14,934	$—

The accompanying notes are an integral part of these condensed financial statements.

Springfield Company, Inc.
Statements of Operations

			Period from
			March 18, 1998
			(Inception)
			Through
	Years Ended June 30		June 30,
	2009	2008	2009

Revenue	$—	$—	$56,221
Cost of revenue	—	—	46,455

Gross profit	—	—	9,766

General and administrative expenses	134,869	12,175	835,276

Operating loss	(134,869)	(12,175)	(825,510)

Interest expense	17,097	4,111	23,817

Net loss	$(151,966)	$(16,286)	$(849,327)

Basic and diluted earnings (loss) per share:
Earnings (loss) per common share	$(0.01)	$(0.00)	n/a

Basic and diluted weighted average common shares outstanding	22,048,323	22,048,323	n/a
The accompanying notes are an integral part of these condensed financial statements.

Springfield Company, Inc.
Statements of Cash Flows

			Period from
			March 18, 1998
			(Inception)
			Through
	Years Ended June 30		June 30,
	2009	2008	2009
Cash flows used by operating activities
Net loss	$(151,966)	$(16,286)	$(849,327)
Adjustments:
Shares issued for services			498,175
Depreciation			607
Loss on disposal of equipment			1,779
Changes in assets and liabilities:
Accounts payable and accrued expenses	16,900	5,362	39,843

Net cash used by operating activities	(135,066)	(10,924)	(308,923)

Cash flows used by investing activities:
Purchase of equipment	—	—	(2,336)

Cash flows provided by financing activities:
New borrowings from related party notes	—	10,900	222,834
Capital Contributions	—	—	1,313
Proceeds from Note payable	150,000	—	150,000
Repayments on notes payable — related parties		—	(47,954)

Net cash provided by financing activities	150,000	10,900	326,193

Net increase (decrease) in cash	14,934	(24)	14,934

Cash and cash equivalents, beginning of year	—	24	—

Cash and cash equivalents, end of year	$14,934	$—	$14,934

Supplemental disclosures:
Cash paid for federal income taxes	$—	$—	$—

Cash paid for interest	$—	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt forgiveness by related parties	203,741		203,741
The accompanying notes are an integral part of these condensed financial statements.

Springfield Company, Inc.
Statements of Stockholders’ Deficit
Years Ended June 30, 2008 and 2009 and for the
Period from March 18, 1998 (Inception) through June 30, 2009

			Additional	Retained
	Common Stock		paid-in	earnings
	Shares	Amount	Capital	(deficit)	Total
Initial founders shares, issued March 18, 1998	443,664	$44	$—	$(44)	$—
Net loss — 2000	—	—	—	(954)	(954)
Additional shares issued to founders	54,659	5	—	(5)	—
Net loss — 2001	—	—	—	(4,500)	(4,500)
Net income — 2002	—	—	—	5,454	5,454
Net loss — 2003	—	—	—	—	—
Net loss — 2004	—	—	—	—	—

Balance June 30, 2004	498,323	50	—	(50)

Issuance of common stock for services	4,100,000	410	409,590		410,000
Issuance of common stock for services	1,000,000	100			100
Issuance of common stock for services	15,950,000	1,595	74,680		76,275
Net loss for 2005		—	—	(539,326)	(539,326)

Balance-June 30, 2005	21,548,323	2,155	484,270	(539,376)	(52,951)

Issuance of common stock for services	100,000	10	9,990		10,000
Issuance of common stock for services	400,000	40	1,760		1,800

Net loss for 2006				(91,187)	(91,187)

Balance-June 30, 2006	22,048,323	2,205	496,020	(630,563)	(132,338)

Contributed capital			1,313		1,313

Net loss for 2007				(50,512)	(50,512)

Balance-June 30, 2007	22,048,323	2,205	497,333	(681,075)	(181,537)

Net loss for 2008				(16,286)	(16,286)

Balance-June 30, 2008	22,048,323	2,205	497,333	(697,361)	(197,823)

Debt Forgiveness			203,741		203,741
Net loss for 2009				(151,966)	(151,966)

Balance-June 30, 2009	22,048,323	2,205	701,074	(849,327)	(146,048)

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
Note 3 Related Party Notes Payable
Long-term debt is summarized as follows as June 30 (in thousands):

	2009	2008

Note payable to Credit Capital, a related party, at 8%, payable as cash flow allows	$150,000
Note payable to Foreign Futures, a related party, at 2.5%, payable as cash flow allows		$58,750
Note payable to Green Acres, a related party, at 2.5%, payable as cash flow allows		41,150
Note payable to High Sierra, a related party, at 2.5%, payable as cash flow allows		46,450
Note payable to Pecan Tree, a related party, at 2.5%, payable as cash flow allows		9,950
Note payable to GGMF, a related party, at 2.5% payable as cash flow allows		8,600
Note payable to J. King, a related party, at 2.5%, payable as cash flows allows		9,980

Total long-term debt	150,000	174,880
Less-current maturities	(150,000)	(174,880)

Total long-term debt, net of current maturities	$—	$—

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