Form 10-Q
period 2009-12-31
SPRINGFIELD COMPANY, INC.
filed 2010-07-02
CIK 1157850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
Commission File Number 333-52945
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

SPRINGFIELD COMPANY, INC.
FORM 10-Q
QUARTER ENDED DECEMBER 31, 2009

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Balance Sheets as of December 31, 2009 and June 30, 2009	3

Unaudited Statements of Operations for the Three and Six Months Ended December 31, 2009 and 2008 and for the Period from Inception through December 31, 2009	4

Unaudited Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008 and for the Period from Inception through December 31, 2009	5

Notes to the Unaudited Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	8

Item 4. Controls and Procedures	8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Shareholders	9

Item 5. Other Information	9

Item 6. Exhibits and Reports on Form 8-K	9

SIGNATURES	10

Exhibit 31
Exhibit 32

PART 1. FINANCIAL INFORMATION
Springfield Company, Inc.
Balance Sheets
(A Development Stage Company)
(Unaudited)

	December 31st, 2009	June 30th, 2009
ASSETS

Current assets
Cash	$—	$14,934

Total current assets	—	14,934

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$16,982	$10,982
Notes payable — related parties	150,000	150,000

Total current liabilities	166,982	160,982

Total liabilities	166,982	160,982

Stockholder’s deficit
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,048,323 shares issued and outstanding	2,205	2,205
Additional paid-in capital	701,074	701,074
Deficit accumulated during the development stage	(870,261)	(849,327)

Total stockholders’ deficit	(166,982)	(146,048)

Total liabilities and stockholders’ deficit	$—	$14,934

The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Operations
(A Development Stage Company)
(Unaudited)

	Three months ended December 31st,		Six months ended December 31st,		Period from March 18, 1998 (inception)
	2009	2008	2009	2008	December 31st, 2009

Revenues	$—	$—	$—	$—	$56,221
Cost of revenues	—	—	—	—	(46,455)

	—	—	—	—	9,766

General and administrative expenses	—	25,479	14,934	88,868	850,210

Operating loss	—	(25,479)	(14,934)	(88,868)	(840,444)

Interest Expense	3,000	4,274	6,000	8,548	29,817

Net loss	$(3,000)	$(29,753)	$(20,934)	$(97,416)	$(870,261)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	22,048,323	22,048,323	22,048,323	22,048,323
The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

			Period from
	Six months ended December 31st,		March 18, 1998 (inception)
	2009	2008	December 31st, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,934)	$(97,416)	$(870,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	—	—	498,175
Depreciation	—	—	607
Loss on disposal of equipment	—	—	1,779
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,000	8,351	45,843

Net cash used in operating activities	(14,934)	(89,065)	(323,857)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	—	—	(2,336)

Net cash used in financing activities	—	—	(2,336)

CASH FLOW FROM FINANCING ACTIVITIES
Capital contributions	—	—	1,313
Repayments on notes payable to related parties	—	—	(47,954)
Proceeds from notes payable to related parties		150,000	372,834

Net cash provided by financing activities	—	150,000	326,193

NET CHANGE IN CASH	(14,934)	60,935	—
CASH AT BEGINNING OF YEAR	14,934		—

CASH AT END OF YEAR	$—	$60,935	$—

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$—

Income taxes paid	—	—	—

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness by related parties	$—	$203,741	$203,741

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
Capital Resources and Liquidity
Cash and cash equivalents were $0 and $14,934 at December 31, 2009 and June 30, 2009 respectively. The Company had a net working capital deficit of $166,982 at December 31, 2009, as compared with a deficit of $146,048 at June 30, 2009. The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.
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
There have been no changes to our internal control in the quarter ended December 31, 2009.
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

Date: June 22, 2010	SPRINGFIELD COMPANY, INC.
/s/ Alain Morlot
Alain Morlot
President and Chief Executive Officer (Principal Executive Officer)

/s/ Alain Morlot
Alain Morlot
Chief Financial Officer (Principal Financial and Accounting Officer)