Form 10-Q
period 2010-03-31
SPRINGFIELD COMPANY, INC.
filed 2010-07-02
CIK 1157850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Commission File Number 333-52945
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 22, 2009, Springfield Company, Inc. had 22,048,323 shares of common stock, $.0001 par value, outstanding.

SPRINGFIELD COMPANY, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2010

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Balance Sheets as of March 31, 2010 and June 30, 2009	3

Unaudited Statements of Operations for the Three and Nine Months Ended March 31, 2010 and 2009 and for the Period from Inception through March 31, 2010	4

Unaudited Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009 and for the Period from Inception through March 31, 2010	5

Notes to the Unaudited Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	8

Item 4. Controls and Procedures	8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Shareholders	8

Item 5. Other Information	9

Item 6. Exhibits and Reports on Form 8-K	9

SIGNATURES	10

Exhibit 31
Exhibit 32

PART 1. FINANCIAL INFORMATION
Springfield Company, Inc.
Balance Sheets
(A Development Stage Company)
(Unaudited)

	March 31st, 2010	June 30th, 2009
ASSETS

Current assets
Cash	$—	$14,934

Total assets	$—	$14,934

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$19,982	$10,982
Notes payable — related parties	150,000	150,000

Total current liabilities	169,982	160,982

Total liabilities	169,982	160,982

Stockholder’s deficit
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,048,323 shares issued and outstanding	2,205	2,205
Additional paid-in capital	701,074	701,074
Deficit accumulated during the development stage	(873,261)	(849,327)

Total stockholders’ deficit	(169,982)	(146,048)

Total liabilities and stockholders’ deficit	$—	$14,934

The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of Operations
(A Development Stage Company)
(Unaudited)

	Three months ended		Nine months ended		Period from
	March 31st,		March 31st,		March 18, 1998 (inception)
	2010	2009	2010	2009	to March 31st, 2010

Revenues	$—	$—	$—	$—	$56,221
Cost of revenues	—	—	—	—	(46,455)

Gross Profit	—	—	—	—	9,766

General and administrative expenses	—	16,494	14,934	105,362	850,210

Operating loss	—	(16,494)	(14,934)	(105,362)	(840,444)

Interest Expense	3,000	4,274	9,000	12,822	32,817

Net loss	$(3,000)	$(20,768)	$(23,934)	$(118,184)	$(873,261)

Basic and diluted loss per share:
Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	22,048,323	22,048,323	22,048,323	22,048,323
The accompanying notes are an integral part of these financial statements.

Springfield Company, Inc.
Statements of cash flows
(A Development Stage Company)
(Unaudited)

	Nine months ended		Period from March 18, 1998 (inception)
	March 31st,		to March 31st,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,934)	$(118,184)	$(873,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	—	—	498,175
Depreciation	—	—	607
Loss on disposal of equipment	—	—	1,779
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,000	12,625	48,843

Net cash used in operating activities	(14,934)	(105,559)	(323,857)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	—	—	(2,336)

Net cash used in financing activities	—	—	(2,336)

CASH FLOW FROM FINANCING ACTIVITIES
Capital contributions	—	—	1,313
Repayments on notes payable to related parties	—	—	(47,954)
Proceeds from notes payable to related parties		150,000	372,834

Net cash provided by financing activities	—	150,000	326,193

NET CHANGE IN CASH	(14,934)	44,441	—
CASH AT BEGINNING OF YEAR	14,934	—	—

CASH AT END OF YEAR	$—	$44,441	$—

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—	$—

Income taxes paid	—	—	—

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness by related parties	$—	$203,741	$203,741

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
Capital Resources and Liquidity
Cash and cash equivalents were $0 and $14,934 at March 31, 2010 and June 30, 2009 respectively. The Company had a net working capital deficit of $169,982 at March 31, 2010, as compared with a deficit of $146,048 at June 30, 2009. The Company had minimal cash flows, consisting primarily of new borrowings from related parties, which were used to fund working capital needs.
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
There have been no changes to our internal control in the quarter ended March 31, 2010.
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